Form 10-Q
period 2021-06-30
Post Holdings Partnering Corp
filed 2021-08-13
CIK 1843716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q
__________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number: 001-40441
Post Holdings Partnering Corporation
(Exact name of registrant as specified in its charter)

Delaware	86-1759669
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2503 S. Hanley Road
St. Louis, Missouri 63144
(Address of principal executive offices) (Zip Code)
(314) 644-7600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Series A Common Stock and one-third of one redeemable warrant	PSPC.U	New York Stock Exchange
Series A Common Stock, par value $0.0001 per share	PSPC	New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one share of Series A Common Stock at an exercise price of $11.50 per share	PSPC WS	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒ *
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Series A Common Stock, $0.0001 par value per share – 35,590,000 shares as of August 9, 2021
Series F Common Stock, $0.0001 par value per share – 8,625,000 shares as of August 9, 2021
* The registrant completed its initial public offering on May 28, 2021 and, accordingly, has not been subject to the reporting requirements under Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, for 90 days.

POST HOLDINGS PARTNERING CORPORATION
QUARTERLY REPORT ON FORM 10-Q

i

PART I.    FINANCIAL INFORMATION.
ITEM 1.    CONDENSED FINANCIAL STATEMENTS (UNAUDITED).
POST HOLDINGS PARTNERING CORPORATION
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30, 2021	Period Ended June 30, 2021 (a)
General and administrative expenses	$1,388,661	$1,432,956
Operating Loss	(1,388,661)	(1,432,956)
Other expense (income):
Change in fair value of derivative warrant liabilities	1,888,493	1,888,493
Income from investments held in trust	(1,663)	(1,663)
Net Loss	$(3,275,491)	$(3,319,786)

Net Earnings (Loss) Per Share:
Redeemable Series A common stock - basic and diluted	$0.43	$0.93
Non-redeemable Series A and Series F common stock - basic and diluted	$(0.93)	$(0.88)

Weighted-Average Shares Outstanding:
Redeemable Series A common stock - basic and diluted	12,593,407	6,296,703
Non-redeemable Series A and Series F common stock - basic and diluted	9,247,473	10,373,736
(a)The period ended June 30, 2021 represents the period beginning January 27, 2021, the inception date of Post Holdings Partnering Corporation, and ending June 30, 2021.
See accompanying Notes to Condensed Financial Statements (Unaudited).

POST HOLDINGS PARTNERING CORPORATION
CONDENSED BALANCE SHEET (Unaudited)

June 30, 2021
ASSETS
Current Assets
Cash	$2,912,178
Prepaid expenses	612,075
Total Current Assets	3,524,253
Investments held in trust account	345,001,663
Total Assets	$348,525,916

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$45,699
Franchise tax payable	83,338
Other current liabilities	169,122
Total Current Liabilities	298,159
Derivative warrant liabilities	21,683,363
Deferred underwriter commissions in connection with initial public offering	10,675,000
Total Liabilities	32,656,522

Series A common stock; 34,500,000 shares subject to possible redemption at $10.00 per share	345,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—
Series A common stock, $0.0001 par value; 500,000,000 shares authorized; 1,090,000 shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption)	109
Series B common stock, $0.0001 par value; 80,000,000 shares authorized; none issued and outstanding	—
Series C common stock, $0.0001 par value; 40,000,000 shares authorized; none issued and outstanding	—
Series F common stock, $0.0001 par value; 40,000,000 shares authorized; 8,625,000 shares issued and outstanding	863
Additional paid-in capital	—
Accumulated deficit	(29,131,578)
Total Stockholders’ Deficit	(29,130,606)
Total Liabilities and Stockholders’ Deficit	$348,525,916
See accompanying Notes to Condensed Financial Statements (Unaudited).

POST HOLDINGS PARTNERING CORPORATION
CONDENSED STATEMENT OF CASH FLOWS (Unaudited)

Period Ended June 30, 2021 (a)
Cash Flows from Operating Activities
Net loss	$(3,319,786)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by PHPC Sponsor, LLC under promissory note	5,063
Change in fair value of derivative warrant liabilities	1,888,493
Offering costs expensed associated with derivative warrant liabilities	946,906
Income from investments held in trust	(1,663)
Changes in operating assets and liabilities:
Increase in prepaid expenses	(612,075)
Increase in accounts payable	34,049
Increase in other current liabilities	84,122
Increase in franchise tax payable	83,338
Net Cash Used in Operating Activities	(891,553)

Cash Flows from Investing Activities
Proceeds deposited in trust account	(345,000,000)
Net Cash Used in Investing Activities	(345,000,000)

Cash Flows from Financing Activities
Repayment of promissory note	(213,424)
Proceeds from issuance of common stock in initial public offering	345,000,000
Proceeds from issuance of common stock in private placement	10,900,000
Payment of offering costs	(6,882,845)
Net Cash Provided by Financing Activities	348,803,731

Net Increase in Cash and Cash Equivalents	2,912,178
Cash, Beginning of Period	—
Cash, End of Period	$2,912,178

Supplemental noncash information:
Offering costs paid by PHPC Sponsor, LLC for issuance of Series F common stock	$25,000
Offering costs included in accounts payable	$11,650
Offering costs included in accrued expenses	$85,000
Offering costs paid by PHPC Sponsor, LLC under promissory note	$208,361
Deferred underwriting commissions in connection with the initial public offering	$10,675,000
(a)The period ended June 30, 2021 represents the period beginning January 27, 2021, the inception date of Post Holdings Partnering Corporation, and ending June 30, 2021.
 See accompanying Notes to Condensed Financial Statements (Unaudited).

POST HOLDINGS PARTNERING CORPORATION
CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Unaudited)

	As Of and For The Three Months Ended June 30, 2021	As Of and For The Period Ended June 30, 2021 (a)
Preferred Stock
Beginning and end of period	—	—
Common Stock
Series A common stock
Beginning of period	—	—
Issuance of common stock	109	109
End of period	109	109
Series B common stock
Beginning and end of period	—	—
Series C common stock
Beginning and end of period	—	—
Series F common stock
Beginning of period	1,150	—
Issuance of common stock	—	1,150
Forfeiture of common stock	(287)	(287)
End of period	863	863
Additional Paid-in Capital
Beginning of period	24,137	—
Issuance of common stock, net of allocation for fair value of derivative warrant liabilities	10,195,021	10,219,158
Redemption value adjustment to common stock subject to possible redemption	(10,219,158)	(10,219,158)
End of period	—	—
Accumulated Deficit
Beginning of period	(44,295)	—
Net loss	(3,275,491)	(3,319,786)
Redemption value adjustment to common stock subject to possible redemption	(25,811,792)	(25,811,792)
End of period	(29,131,578)	(29,131,578)
Total Stockholders’ Deficit	$(29,130,606)	$(29,130,606)

Preferred Stock, shares
Beginning and end of period	—	—
Common Stock, shares
Series A common stock
Beginning of period	—	—
Issuance of common stock	1,090,000	1,090,000
End of period	1,090,000	1,090,000
Series B common stock
Beginning and end of period	—	—
Series C common stock
Beginning and end of period	—	—
Series F common stock
Beginning of period	11,500,000	—
Issuance of common stock	—	11,500,000
Forfeiture of common stock	(2,875,000)	(2,875,000)
End of period	8,625,000	8,625,000
(a)The period ended June 30, 2021 represents the period beginning January 27, 2021, the inception date of Post Holdings Partnering Corporation, and ending June 30, 2021.
See accompanying Notes to Condensed Financial Statements (Unaudited).

POST HOLDINGS PARTNERING CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Background
Post Holdings Partnering Corporation (the “Company”) is a blank check company incorporated in Delaware on January 27, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar partnering transaction with one or more businesses that the Company has not yet identified (a “Partnering Transaction”).
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from January 27, 2021 (inception) through June 30, 2021 related to the Company’s formation and its initial public offering, which is described below, and subsequent to the initial public offering, related to the Company’s search for potential target businesses. The Company will not generate any operating revenue until after the completion of its Partnering Transaction, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds received in the initial public offering, and non-operating unrealized gains and losses related to derivative instruments initially recorded at the initial public offering date (see Note 8). The Company has selected December 31 as its fiscal year end.
The registration statement for the Company’s initial public offering was declared effective on May 25, 2021. On May 28, 2021, the Company consummated its initial public offering of 30,000,000 units (the “Units”). Each Unit consists of one share of Series A common stock, $0.0001 par value per share (the “Series A common stock” and such shares, the “Public Shares”) and one-third of one redeemable warrant (the “Public Warrants”). Each whole Public Warrant will entitle the holder to purchase one share of Series A common stock at an exercise price of $11.50 per share, subject to adjustment. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $300,000,000. The Units began trading on the New York Stock Exchange (the “NYSE”) under the ticker symbol “PSPC.U” on May 26, 2021. As of July 16, 2021, holders of the Units may elect to separately trade their shares of Series A common stock and Public Warrants, with the shares of Series A common stock and the Public Warrants listed on the NYSE under the symbols “PSPC” and “PSPC WS”, respectively.
On June 3, 2021, the Company issued an additional 4,500,000 Units (the “Over-Allotment Units”) pursuant to the underwriters’ exercise in full of their over-allotment option in connection with the initial public offering. The Over-Allotment Units were priced at $10.00 per Over-Allotment Unit, generating total gross proceeds of $45,000,000. The term “IPO” as used herein generally refers to the consummation of the initial public offering on May 28, 2021 and the underwriters’ exercise in full of their over-allotment option on June 3, 2021. The Company incurred offering costs in connection with the IPO of $17,887,856, of which $10,675,000 was for deferred underwriting commissions that will become payable to the underwriters solely in the event that the Company completes a Partnering Transaction.
On May 28, 2021, in conjunction with the closing of the initial public offering, the Company consummated the private sale of 1,000,000 units of the Company (the “Private Placement Units”) at a purchase price of $10.00 per Private Placement Unit to the Company’s sponsor, PHPC Sponsor, LLC (the “Sponsor”), generating total gross proceeds of $10,000,000 (see Note 5). Concurrently with the sale of the Over-Allotment Units, the Sponsor purchased an additional 90,000 Private Placement Units for total gross proceeds of $900,000. Each Private Placement Unit consists of one share of Series A common stock (“the “Private Placement Shares”) and one-third of one warrant of the Company, each whole warrant entitling the Sponsor to purchase one share of Series A common stock at an exercise price of $11.50 per share (the “Private Placement Warrants”). The term “Private Placement” as used herein generally refers to the consummation of the private sale of Private Placement Units on May 28, 2021 and the purchase of Private Placement Units in conjunction with the sale of the Over-Allotment Units on June 3, 2021.
The Private Placement Warrants are identical to the warrants included in the Units, except that such Private Placement Warrants (i) may be exercised for cash or on a cashless basis, (ii) are not subject to being called for redemption (except in certain circumstances when the Public Warrants are called for redemption and a certain price per share of Series A common stock threshold is met) and (iii) subject to certain limited exceptions, are subject to transfer restrictions until 30 days following the consummation of the Company’s Partnering Transaction. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by holders on the same basis as the Public Warrants. The issuance of the Private Placement Units, and the shares of Series A common stock and the Private Placement Warrants underlying such Private Placement Units, was made pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).
Of the gross proceeds received from the IPO and Private Placement, $345,000,000 (or $10.00 per Unit sold in the IPO) was deposited in a trust account (the “Trust Account”) located in the United States (the “U.S.”) with Continental Stock Transfer &

Trust Company acting as trustee.
Substantially all of the net proceeds are intended to be applied generally toward consummating a Partnering Transaction. There is no assurance that the Company will be able to complete a Partnering Transaction successfully. The Company must complete one or more Partnering Transactions having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the amount of deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the signing of the agreement to enter into the Partnering Transaction. However, the Company will only complete a Partnering Transaction if the post-transaction company owns or acquires 50% or more of the outstanding voting power of the outstanding capital stock of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).
The Company will provide the holders of Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Partnering Transaction either (a) in connection with a stockholder meeting called to approve the Partnering Transaction or (b) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Partnering Transaction or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (at $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (See Note 7). The Public Shares were classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”).
The Company will proceed with a Partnering Transaction if the Company has net tangible assets of at least $5,000,001 upon consummation of a Partnering Transaction and only if a majority of the common shares, represented in person or by proxy and entitled to vote thereon, voted at a stockholder meeting are voted in favor of the Partnering Transaction. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to the amended and restated certificate of incorporation which the Company adopted upon the consummation of the IPO (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Partnering Transaction. If, however, stockholder approval of the Partnering Transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules of the SEC. Additionally, each Public Stockholder may elect to redeem its Public Shares irrespective of whether it votes for or against the proposed Partnering Transaction or does not vote at all. If the Company seeks stockholder approval in connection with a Partnering Transaction, the initial stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 5), the shares underlying the Private Placement Units, and any Public Shares purchased during or after the IPO in favor of a Partnering Transaction. Subsequent to the consummation of the IPO, the Company adopted an insider trading policy which requires insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) clear all trades with the Company’s legal counsel prior to execution. In addition, the initial stockholders agreed to waive their redemption rights with respect to their Founder Shares and the shares underlying the Private Placement Units in connection with the completion of a Partnering Transaction.
Notwithstanding the foregoing, if the Company seeks stockholder approval of its Partnering Transaction and does not conduct redemptions in connection with its Partnering Transaction pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Series A common shares sold in the IPO without the prior consent of the Company.
The Sponsor and the Company’s executive officers and directors (the “initial stockholders”) agreed not to propose an amendment to the Amended and Restated Certificate of Incorporation that would modify the substance or timing of the Company’s obligation to provide holders of the Public Shares the right to have their shares redeemed in connection with a Partnering Transaction or to redeem 100% of the Public Shares if the Company does not complete its Partnering Transaction within 24 months from the closing of the IPO, or May 28, 2023, or 27 months, or August 28, 2023, following an agreement in principle event, which means the Company has executed a letter of intent, agreement in principle or definitive agreement for a Partnering Transaction within 24 months from the closing of the IPO but has not completed the Partnering Transaction within such 24-month period (such 24-month or 27-month period, the “Combination Period”) or with respect to any other provision relating to the rights of Public Stockholders, unless the Company provides the Public Stockholders with the opportunity to redeem their Series A common shares in conjunction with any such amendment.

If the Company has not completed a Partnering Transaction within the Combination Period, the Company will (a) cease all operations except for the purpose of winding up; (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay for its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish the Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any); and (c) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, liquidate and dissolve, subject in the case of clauses (b) and (c) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
The initial stockholders agreed to waive their liquidation rights with respect to the Founder Shares and the shares underlying the Private Placement Units held by them if the Company fails to complete a Partnering Transaction within the Combination Period. However, the initial stockholders will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they acquire in or after the IPO if the Company fails to complete a Partnering Transaction within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Partnering Transaction within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per Public Share due to reductions in the value of the trust assets. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. There can be no guarantee that the Company will be successful in obtaining such waivers from its vendors, service providers and prospective target businesses.
Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (excluding the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), under the rules and regulations of the SEC. These unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its IPO as filed with the SEC on May 27, 2021, as well as the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2021.
These unaudited condensed financial statements include all adjustments (consisting of normal recurring adjustments and accruals) that management considers necessary for a fair statement of the Company’s results of operations, financial position, cash flows and stockholders’ equity for the interim periods presented. Since the Company was formed on January 27, 2021, these unaudited condensed financial statements do not include comparative statements. Interim results are not necessarily indicative of the results for any other interim period, the entire fiscal year or any future periods.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with the financial statements of another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. These estimates and assumptions relate to accruals, taxes, derivative warrant liabilities and other factors. Consequently, a change in conditions could affect these estimates. Management believes it has exercised reasonable judgment in deriving these estimates.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of June 30, 2021, no losses have been incurred.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021.
Investments Held in Trust Account
The Company’s portfolio of investments held in the Trust Account is comprised of U.S. treasury securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. treasury securities, or a combination thereof. The Company’s investments held in the Trust Account are presented on the Condensed Balance Sheet at fair value at the end of each reporting period. The Company’s investments held in the Trust Account were classified as other long-term assets on the Condensed Balance Sheet at June 30, 2021 as the Combination Period in which the Company has to complete a Partnering Transaction was greater than twelve months. Gains and losses resulting from the change in fair value of these securities are included in “Income from investments held in trust” in the Condensed Statements of Operations. The estimated fair value of investments held in the Trust Account are determined by their net asset value (“NAV”).
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement” (“ASC 820”), approximates the carrying amounts represented on the Condensed Balance Sheet, primarily due to their short-term nature.
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:
•Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
•Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. See Note 9 for disclosures related to fair value measurements.
Derivative Financial Instruments
The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants and forward purchase agreements, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. The Company does not offset derivative assets and liabilities within the Condensed Balance Sheet.
The 11,500,000 Public Warrants and 363,333 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until they are exercised. The fair values of the Public Warrants and the Private Placement Warrants are estimated using a Monte Carlo simulation and Black Sholes Option Pricing Model, respectively. See Note 8 for disclosures related to derivative instruments.
Offering Costs Associated with the IPO
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO. Offering costs were allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to the derivative warrant liabilities of $946,906 were expensed as incurred and included in “General and administrative expenses” in the Condensed Statements of Operations. Offering costs associated with the Series A common stock of $16,940,950 were recorded to temporary equity upon the completion of the IPO.
Series A Common Stock Subject to Possible Redemption
Conditionally redeemable Series A common stock (including shares of Series A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Series A common stock is classified as stockholders’ equity. The Company’s Series A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 34,500,000 shares of Series A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of stockholders’ equity on the Condensed Balance Sheet.
Net Earnings (Loss) per Share
Basic and diluted earnings (loss) per share of Series A common stock subject to possible redemption (the “redeemable common stock”) and the Series A common stock and Series F common stock not subject to possible redemption (collectively, the “non-redeemable common stock”) is presented separately under the two-class method. Basic earnings (loss) per share is based on the average number of shares outstanding during the periods presented for the redeemable common stock and non-redeemable common stock. Net loss is allocated between the redeemable common stock and non-redeemable common stock based on the weighted average shares outstanding during the periods presented. The redeemable common stock is remeasured to its redemption value each period. As allowed for within ASC 480, the Company has made an election to treat the portion of the remeasurement adjustment that exceeds fair value as an increase in income available to holders of shares of redeemable common stock and as a reduction of income available to holders of shares of non-redeemable common stock for basic and diluted earnings (loss) per share. Diluted earnings (loss) per share is based on the average number of shares of redeemable common stock and non-redeemable common stock used for the basic earnings per share calculation, adjusted for the dilutive effect of warrants, if any, using the “treasury stock” method. In addition, net earnings (loss) for diluted earnings per share is adjusted for the after-tax impact of changes to the fair value of derivative warrant liabilities, to the extent it is dilutive. The Company has not considered the effect of the warrants sold in the IPO and the Private Placement to purchase an aggregate

11,863,333 shares of Series A common stock in the calculation of diluted earnings (loss) per share, since the exercise of the warrants into shares of Series A common stock is contingent upon the occurrence of future events. See Note 6 for the calculation of basic and diluted earnings (loss) per share of redeemable common stock and non-redeemable common stock.
Income Taxes
Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021, the Company had no deferred tax assets.
FASB ASC 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is, and has been, subject to income tax examinations by major taxing authorities since inception.
NOTE 3 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENT
The Company previously determined the Series A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Series A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001, which resulted in 27,206,872 shares of Series A common stock being recorded in temporary equity at an amount of $272,068,720 as of May 28, 2021. In connection with the preparation of the Company’s financial statements as of June 30, 2021, the Company further evaluated the Series A common stock subject to possible redemption and concluded that the redemption value should include all shares of Series A common stock subject to possible redemption, less allocated offering costs and the fair value of Public Warrants, resulting in the Series A common stock subject to possible redemption being equal to $300,000,000 as of May 28, 2021. This resulted in an adjustment to the initial carrying value of the Series A common stock subject to redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Series A common stock.
Additionally, the Company previously determined the Series A common stock to be equal to the carrying value of the Units and Private Placement Units issued during the IPO, less the carrying value of the Series A common stock subject to possible redemption. In connection with the adjustment discussed above, the Company concluded the carrying value of the Series A common stock should equal the carrying value of the Private Placement Units issued during the IPO, which are not subject to possible redemption (see Note 5), resulting in the Series A common stock being equal to $100 as of May 28, 2021. This resulted in an adjustment to the initial carrying value of the Series A common stock with the offset recorded to additional paid-in capital.
The impact of the restatements on the Company’s audited balance sheet as of May 28, 2021 are reflected in the following table.

Balance Sheet as of May 28, 2021 (audited)	As Previously Reported	Adjustment	As Restated
Series A common stock subject to possible redemption	$272,068,720	$27,931,280	$300,000,000
Series A common stock	$379	$(279)	$100
Additional paid-in capital	$6,147,563	$(6,147,563)	$—
Accumulated deficit	$(1,148,802)	$(21,783,438)	$(22,932,240)

NOTE 4 — RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS
The Company has considered all new accounting pronouncements and has concluded no new pronouncements (other than the one described below) had or will have a material impact on the Company’s results of operations, financial condition, cash flows, stockholders’ equity or disclosures based on current information.

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. This ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted this ASU on January 27, 2021. Adoption of this ASU did not impact the Company’s condensed financial statements or related disclosures.
NOTE 5 — RELATED PARTY TRANSACTIONS
Founder Shares
On January 27, 2021, the Sponsor paid an aggregate of $25,000 for certain expenses on behalf of the Company in exchange for the issuance of 11,500,000 shares of Series F common stock, $0.0001 par value per share (the “Founder Shares”). On April 8, 2021, the Sponsor surrendered 2,875,000 Founder Shares to the Company for no consideration resulting in an aggregate of 8,625,000 Founder Shares outstanding.
The initial stockholders agreed not to transfer, assign or sell any of their Founder Shares (or shares of common stock issuable upon conversion of the Founder Shares) until the earlier to occur of: (A) one year after the completion of the Partnering Transaction or earlier if, subsequent to the Partnering Transaction, the closing price of the shares of Series A common stock equals or exceeds $12.00 per share (as adjusted for share sub-divisions, capitalization of shares, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Partnering Transaction, and (B) the date following the completion of the Partnering Transaction on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of Series A common stock for cash, securities or other property.
Affiliated Units
The Sponsor purchased 4,000,000 of the 34,500,000 Units issued in the IPO at the offering price of $10.00 per Unit, generating proceeds of $40,000,000 (the “Affiliated Units”). Each Affiliated Unit consists of one Public Share and one-third of one Public Warrant. Each whole Public Warrant will entitle the Sponsor to purchase one share of Series A common stock at an exercise price of $11.50 per share, subject to adjustment. The underwriters did not receive any underwriting discounts or commissions on the Affiliated Units. As of June 30, 2021, the shares of Series A common stock subject to possible redemption at the redemption amount underlying the Affiliated Units were presented at redemption value as temporary equity, outside of stockholders’ equity on the Condensed Balance Sheet.
Private Placement
In conjunction with the IPO, the Company completed the Private Placement of 1,090,000 Private Placement Units at a price of $10.00 per Private Placement Unit with the Sponsor, generating proceeds of $10,900,000. Each Private Placement Unit consists of one share of Series A common stock and one-third of one Private Placement Warrant. Each whole Private Placement Warrant is exercisable for one share of Series A common stock at a price of $11.50 per share. A portion of the proceeds from the Private Placement Units was added to the proceeds from the IPO held in the Trust Account. If the Company does not complete a Partnering Transaction within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants.
Forward Purchase
On May 28, 2021, the Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) with the Sponsor pursuant to which the Sponsor committed to purchase from the Company, at the Company’s election, up to 10,000,000 forward purchase units (the “Forward Purchase Units”), consisting of one share of Series B common stock, $0.0001 par value per share (the “Forward Purchase Shares”), and one-third of one warrant to purchase one share of Series A common stock (the “Forward Purchase Warrants”), for $10.00 per Forward Purchase Unit, in an aggregate amount of up to $100,000,000, in a private placement that would close concurrently with the closing of the Partnering Transaction, at the Company’s election. The proceeds from the sale of these Forward Purchase Units, together with the amounts available to the Company from the Trust Account (after giving effect to any redemptions of Public Shares) and any other equity or debt financing obtained by the Company in connection with the Partnering Transaction, would be used to satisfy the cash requirements of the Partnering Transaction, if the Company elected, including funding the purchase price, paying expenses and retaining specified amounts to be used by the post-Partnering Transaction company for working capital or other purposes. To the extent that the amounts available from the Trust Account and other financing are sufficient for such cash requirements, the Sponsor may purchase, at the Company’s election, less than 10,000,000 Forward Purchase Units. The terms of the Forward Purchase Warrants will generally be identical to the terms of the Public Warrants included in the Units issued in the IPO.
Related Party Loans
On January 27, 2021, the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note. The promissory note was non-interest bearing, unsecured and due upon the closing of the IPO. The Company borrowed $213,424 under the promissory note and subsequently repaid it in full on May 28, 2021. Subsequent to the IPO, borrowing capacity under the promissory note was no longer available to the Company.
In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Partnering Transaction, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Partnering Transaction, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside of the Trust Account. In the event that a Partnering Transaction does not close, the Company may use a portion of the proceeds held outside of the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account can be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Partnering Transaction, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into units of the post-Partnering Transaction entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021, the Company had no borrowings under the Working Capital Loans.
Services Agreement
On May 28, 2021, the Company entered into an agreement in which commencing on the date the Company’s securities were first listed on the NYSE through the earlier of consummation of the Partnering Transaction or its liquidation, the Company agreed to pay Post Holdings, Inc. (“Post”) $40,000 per month for office space and administrative and support services provided to members of the Company’s management team. During the three and six months ended June 30, 2021, the Company expensed $47,742 for services provided by Post. There were no receivables or payables with Post or the Sponsor as of June 30, 2021.
In addition, the Sponsor, the Company’s officers and directors, or any of their respective affiliates (including Post), will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Partnering Transactions. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, the Company’s officers or directors, or any of their respective affiliates. Any such payments prior to a Partnering Transaction will be made from funds held outside of the Trust Account.

NOTE 6 — EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net earnings per share of redeemable common stock and basic and diluted net loss per share of non-redeemable common stock (see Note 2). The period ended June 30, 2021 represents the period beginning January 27, 2021, the inception date of the Company, and ending June 30, 2021 (see Note 1). Basic and diluted weighted average shares of non-redeemable common stock outstanding for the three months ended June 30, 2021 included 401,319 shares of Series A common stock and 8,846,154 shares of Series F common stock. Basic and diluted weighted average shares of non-redeemable common stock outstanding for the period ended June 30, 2021 included 235,613 shares of Series A common stock and 9,941,935 shares of Series F common stock.

	Three Months Ended June 30, 2021	Period Ended June 30, 2021
Redeemable common stock
Net loss attributable to redeemable common stock	$(1,888,641)	$(1,396,896)
Redemption value adjustment in excess of fair value of redeemable common stock	7,245,000	7,245,000
Net earnings allocable to redeemable common stock	$5,356,359	$5,848,104

Basic and diluted weighted average shares of redeemable common stock outstanding	12,593,407	6,296,703

Basic and diluted net earnings per share of redeemable common stock	$0.43	$0.93

Non-redeemable common stock
Net loss attributable to non-redeemable common stock	$(1,386,850)	$(1,922,890)
Redemption value adjustment in excess of fair value of redeemable common stock	(7,245,000)	(7,245,000)
Net loss allocable to non-redeemable common stock	$(8,631,850)	$(9,167,890)

Basic and diluted weighted average shares of non-redeemable common stock outstanding	9,247,473	10,373,736

Basic and diluted net loss per share of non-redeemable common stock	$(0.93)	$(0.88)

NOTE 7 — COMMITMENTS AND CONTINGENCIES
Stockholder Registration Rights
The holders of the Founder Shares, Forward Purchase Warrants, Private Placement Shares, Private Placement Warrants and shares and warrants that may be issued upon conversion of Working Capital Loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants, Forward Purchase Warrants or warrants issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares and the Forward Purchase Shares) are entitled to registration rights with respect to Private Placement Shares, Private Placement Warrants, Forward Purchase Warrants, shares and warrants that may be issued upon conversion of Working Capital Loans and shares of Series A common stock issuable upon (1) conversion of the Founder Shares, (2) exercise of the Private Placement Warrants, (3) conversion of the Forward Purchase Shares and shares of Series B common stock purchased in connection with the Company’s Partnering Transaction (if any), (4) exercise of the Forward Purchase Warrants and (5) exercise of warrants issued upon conversion of Working Capital Loans (if any) pursuant to the Forward Purchase Agreement and an investor rights agreement signed upon the effective date of the IPO requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands in any 12-month period under each agreement, excluding short form registration demands, that the Company register such securities. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its Partnering Transaction and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement
The underwriters were entitled to an underwriting discount of $0.20 per unit, or $6,100,000 in the aggregate, that was paid upon the closing of the IPO. In addition, $0.35 per unit, or $10,675,000 in the aggregate, will be payable to the underwriters as deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Partnering Transaction, subject to the terms of the underwriting agreement.
The underwriters did not receive any underwriting discounts or commissions on the Affiliated Units.
Risks and Uncertainties
The Company continues to evaluate the impact of the COVID-19 pandemic on the consumer packaged goods industry and has concluded that while it is reasonably possible that the pandemic could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
NOTE 8 — DERIVATIVE FINANCIAL INSTRUMENTS
As of June 30, 2021, the Company had 11,500,000 Public Warrants and 363,333 Private Placement Warrants outstanding.
Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Partnering Transaction and (b) 12 months from the consummation of the IPO; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Series A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 20 business days after the consummation of its Partnering Transaction, the Company will use its commercially reasonable efforts to file with the SEC and have an effective registration statement covering the shares of Series A common stock issuable upon exercise of the Public Warrants and will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the consummation of the Company’s Partnering Transaction and to maintain a current prospectus relating to those shares of Series A common stock until the Public Warrants expire or are redeemed. If the shares issuable upon exercise of the Public Warrants are not registered under the Securities Act in accordance with the above requirements, the Company will be required to permit holders to exercise their Public Warrants on a cashless basis. However, no Public Warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their Public Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if the Company’s shares of Series A common stock are at the time of any exercise of a Public Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Public Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
The Public Warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire 5 years after the completion of a Partnering Transaction or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional shares of Series A common stock or equity-linked securities, excluding Forward Purchase Units, for capital raising purposes in connection with the consummation of the Partnering Transaction at an issue price or effective issue price of less than $9.20 per share of Series A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or affiliates of the Sponsor, without taking into account any Founder Shares held by the Sponsor or affiliates of the Sponsor, as applicable) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances, excluding the Forward Purchase Units, represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Partnering Transaction on the date of the consummation of the Partnering Transaction (net of redemptions), and (z) the volume weighted average trading price of the Series A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the Partnering Transaction (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the Public Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices described below under “Redemption of warrants when the price per share of Series A common stock equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.
The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the shares of Series A common stock issuable upon exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Partnering Transaction, subject to certain limited exceptions. Additionally, the Private Placement Warrants are non-redeemable so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
Redemption of warrants when the price per share of Series A common stock equals or exceeds $18.00
Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):
•in whole and not in part;
•at a price of $0.01 per warrant;
•upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and
•if, and only if, the last reported sale price of the Series A common stock equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.
The Company will not redeem the warrants for cash unless a registration statement under the Securities Act covering the issuance of the shares of Series A common stock issuable upon exercise of the warrants is then effective and a current prospectus relating to those shares of Series A common stock is available throughout the 30-day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.
If the Company calls the warrants for redemption as described above, management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In determining whether to require all holders to exercise their warrants on a “cashless basis,” management will consider, among other factors, the cash position, the number of warrants that are outstanding and the dilutive effect on the Company’s stockholders of issuing the maximum number of shares of Series A common stock issuable upon the exercise of the Company’s warrants. In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of Series A common stock equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of shares of Series A common stock underlying the warrants, multiplied by the excess of the fair market value of the Series A common stock over the exercise price of the warrants by (y) the fair market value and (B) 0.361 shares of Series A common stock per warrant (subject to adjustment).
In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Partnering Transaction within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.
NOTE 9 — FAIR VALUE MEASUREMENTS
The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC 820.

	June 30, 2021
	Total	Level 1	Level 2	Level 3
Derivative warrant liabilities - Public Warrants	$20,814,997	$—	$—	$20,814,997
Derivative warrant liabilities - Private Placement Warrants	$868,366	$—	$—	$868,366
Investments held in trust are invested in a fund consisting entirely of U.S. treasury securities (see Note 2). The fund is valued at NAV per share, and as such, in accordance with ASC 820-10, the investments have not been classified in the fair value hierarchy.

The Public Warrants and Private Placement Warrants were measured at fair value using a Monte Carlo simulation and Black-Scholes Option Pricing Model, respectively, at both their original issuance and subsequent measurement on June 30, 2021.
Inherent in a Black-Scholes and Monte Carlo Option Pricing Method are assumptions related to expected stock price volatility, expected life, risk-free interest rate and dividend yield. The Black-Scholes analysis relies upon appropriate inputs derived from the Monte Carlo simulation of the Public Warrants; namely, the underlying stock price and the implied volatility from the traded Public Warrant price. The Company estimates the volatility of its warrants based on implied volatility from historical volatility of select peer companies’ common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The Company anticipates the dividend rate will remain at zero.
The following table provides quantitative information regarding Level 3 fair value measurement inputs as of June 30, 2021 and May 28, 2021, the date of original issuance of the derivative warrant liabilities.

	June 30, 2021		May 28, 2021
	Public Warrants	Private Placement Warrants	Public Warrants	Private Placement Warrants
Exercise price	$11.50	$11.50	$11.50	$11.50
Stock price	$9.79	$9.79	$9.45	$9.45
Volatility	28.0%	32.0%	27.0%	29.0%
Term (years)	5.0	5.0	5.0	5.0
Risk-free rate	1.20%	1.20%	1.21%	1.21%
Dividend yield	—%	—%	—%	—%
The following table summarizes the Level 3 activity measured on a recurring basis for the derivative warrant liabilities.

	Total	Public Warrants	Private Placement Warrants
Derivative warrant liabilities at January 27, 2021 (inception)	$—	$—	$—
Issuance of derivative warrants	19,794,870	19,090,000	704,870
Change in fair value of derivative warrant liabilities	1,888,493	1,724,997	163,496
Derivative warrant liabilities at June 30, 2021	$21,683,363	$20,814,997	$868,366

NOTE 10 — STOCKHOLDERS’ EQUITY
Preferred Stock — The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2021, there were no shares of preferred stock issued or outstanding.
Series A Common Stock — The Company is authorized to issue 500,000,000 shares of Series A common stock with a par value of $0.0001 per share. As of June 30, 2021, there were 1,090,000 shares of Series A common stock outstanding, excluding 34,500,000 shares of Series A common stock subject to possible conversion that were classified as temporary equity in the Condensed Balance Sheet.
Series B Common Stock — The Company is authorized to issue 80,000,000 shares of Series B common stock with a par value of $0.0001 per share. As of June 30, 2021, there were no shares of Series B common stock issued or outstanding.
Series C Common Stock — The Company is authorized to issue 40,000,000 shares of Series C common stock with a par value of $0.0001 per share. As of June 30, 2021, there were no shares of Series C common stock issued or outstanding.
Series F Common Stock — The Company is authorized to issue 40,000,000 shares of Series F common stock with a par value of $0.0001 per share. On January 27, 2021, the Company issued 11,500,000 shares of Series F common stock. On April 8, 2021, the Sponsor surrendered 2,875,000 shares of Series F common stock to the Company for no consideration, resulting in an aggregate of 8,625,000 shares of Series F common stock issued and outstanding as of June 30, 2021.
Prior to the Company’s Partnering Transaction, holders of the Series A common stock, Series B common stock, if any, and Series F common stock are entitled to one vote for each share on all matters to be voted on by stockholders, including any vote in connection with the Company’s Partnering Transaction, and vote together as a single class; provided that, prior to the

Company’s Partnering Transaction, only holders of the Series F common stock will have the right to elect the Company’s directors. These provisions of the Company’s Amended and Restated Certificate of Incorporation may only be amended if approved by holders of more than 50% of the total voting power of the outstanding shares of the Company’s common stock entitled to vote thereon as well as more than 50% of the outstanding shares of Series F common stock.
Following the Company’s Partnering Transaction, holders of the Series A common stock and holders of the Series B common stock will generally vote together as a single class on matters presented for a stockholder vote, except as required by Delaware law or stock exchange rule, with each share of Series A common stock entitling the holder to one vote per share and each share of Series B common stock entitling the holder to ten votes per share.
Holders of the Series C common stock will not be entitled to any voting powers, except as otherwise required by applicable law or stock exchange rule. When so required, holders of Series C common stock will be entitled to 1/100th of a vote for each share of such stock held.
Shares of Series F common stock are automatically convertible into shares of the Series B common stock at the time of the Company’s Partnering Transaction, or earlier at the option of the holder, on a one-for-one basis and, prior to and following the Company’s Partnering Transaction, each share of Series B common stock is convertible, at the option of the holder, into one share of the Series A common stock.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and capital resources of Post Holdings Partnering Corporation. This discussion should be read in conjunction with our unaudited condensed financial statements and notes thereto included herein and the “Cautionary Statement on Forward-Looking Statements” section included below. The terms “our,” “we,” “us” and “Company” as used herein refer to Post Holdings Partnering Corporation.
OVERVIEW
We are a blank check company incorporated in Delaware on January 27, 2021 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar partnering transaction with one or more businesses that we have not yet identified (a “Partnering Transaction”).
On May 28, 2021, we consummated the initial public offering of 30,000,000 units (the “Units”). Each Unit consists of one share of Series A common stock, $0.0001 par value per share (the “Series A common stock” and such shares, the “Public Shares”) and one-third of one redeemable warrant (the “Public Warrants”). Each whole Public Warrant will entitle the holder to purchase one share of Series A common stock at an exercise price of $11.50 per share, subject to adjustment. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $300,000,000.
On June 3, 2021, we issued an additional 4,500,000 Units (the “Over-Allotment Units”) pursuant to the underwriters’ exercise in full of their over-allotment option in connection with the initial public offering. The Over-Allotment Units were priced at $10.00 per Over-Allotment Unit, generating total gross proceeds of $45,000,000. The term “IPO” as used herein generally refers to the consummation of the initial public offering on May 28, 2021 and the underwriters’ exercise in full of their over-allotment option on June 3, 2021. We incurred offering costs in connection with the IPO of $17,887,856, of which $10,675,000 was for deferred underwriting commissions.
On May 28, 2021, in conjunction with the closing of the initial public offering, we consummated the private sale of 1,000,000 units (the “Private Placement Units”) at a purchase price of $10.00 per Private Placement Unit to our sponsor, PHPC Sponsor, LLC (the “Sponsor”), generating total gross proceeds of $10,000,000. Concurrently with the sale of the Over-Allotment Units, the Sponsor purchased an additional 90,000 Private Placement Units for total gross proceeds of $900,000. Each Private Placement Unit consists of one share of Series A common stock (“the “Private Placement Shares”) and one-third of one warrant, each whole warrant entitling the Sponsor to purchase one share of Series A common stock at an exercise price of $11.50 per share (the “Private Placement Warrants”). The term “Private Placement” as used herein generally refers to the consummation of the private sale of Private Placement Units on May 28, 2021 and the purchase of Private Placement Units in conjunction with the sale of the Over-Allotment Units on June 3, 2021.
Of the gross proceeds received from the IPO and Private Placement, $345,000,000 (or $10.00 per Unit sold in the IPO) was deposited in a trust account (the “Trust Account”) located in the United States (the “U.S.”) with Continental Stock Transfer & Trust Company acting as trustee.
Our Sponsor, executive officers and directors (the “initial stockholders”) agreed not to propose an amendment to our amended and restated certificate of incorporation that would modify the substance or timing of our obligation to provide holders of our Public Shares the right to have their shares redeemed in connection with a Partnering Transaction or to redeem 100% of our Public Shares if we do not complete a Partnering Transaction within 24 months from the closing of our IPO, or May 28, 2023, or 27 months, or August 28, 2023, following an agreement in principle event, which means we have executed a letter of intent, agreement in principle or definitive agreement for a Partnering Transaction within 24 months from the closing of the IPO but have not completed the Partnering Transaction within such 24-month period (such 24-month or 27-month period, the “Combination Period”) or with respect to any other provision relating to the rights of holders of Public Shares (the “Public Stockholders”), unless we provide the Public Stockholders with the opportunity to redeem their shares of Series A common stock in conjunction with any such amendment.
We expect to continue to incur significant costs in the pursuit of a Partnering Transaction. We cannot assure you that our plans to complete a Partnering Transaction will be successful.

RESULTS OF OPERATIONS
As of June 30, 2021, we had not commenced any operations. All activity for the period from January 27, 2021 (inception) through June 30, 2021 relates to our formation and IPO, and from the IPO date relates to our search for potential target businesses. We will not generate any operating revenue until after the completion of our Partnering Transaction, at the earliest. We generate non-operating income in the form of interest income from the proceeds derived from our IPO, and non-operating unrealized gains and losses related to derivative instruments initially recorded at the IPO date.
For the three months ended June 30, 2021, we had a net loss of $3,275,491, which consisted of $1,888,493 of unfavorable changes to derivative warrant liabilities and $1,388,661 of general and administrative expenses, offset slightly by $1,663 of income on investments held in the Trust Account.
For the period beginning January 27, 2021, the inception date of the Company, and ending June 30, 2021, we had a net loss of $3,319,786, which consisted of $1,888,493 of unfavorable changes to derivative warrant liabilities and $1,432,956 of general and administrative expenses, offset slightly by $1,663 of income on investments held in the Trust Account.
Changes in the fair value of warrants recognized in the Condensed Statements of Operations in both periods were primarily due to market factors largely driven by changes in the fair value of the underlying shares of the warrants.
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2021, we had $2,912,178 in our operating bank account, and working capital of $397,254 (not taking into account $83,338 in tax obligations that may be paid using investment income earned in the Trust Account).
Our liquidity needs prior to the closing of the IPO were satisfied through a payment of $25,000 from the Sponsor to purchase 8,625,000 shares of Series F common stock, $0.0001 par value per share (the “Founder Shares”) and the loan of $213,424 from the Sponsor under an unsecured promissory note, which was repaid in full on May 28, 2021. Subsequent to the closing of the IPO, our liquidity has been satisfied through the proceeds from the IPO and Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Partnering Transaction, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors, may, but are not obligated to, provide us working capital loans. As of June 30, 2021, there were no amounts outstanding under any working capital loans.
Based on the foregoing, we believe that we will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors, to meet our needs through the earlier of the consummation of a Partnering Transaction or one year from this filing. Over this time period, we will use these funds for paying existing accounts payable, identifying and evaluating prospective initial Partnering Transaction candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Partnering Transaction.
We do not have any long-term debt obligations, finance lease obligations, operating lease obligations, purchase obligations or long-term liabilities.
On May 28, 2021, we entered into a services agreement that provided that, commencing on the date that our securities were first listed on the New York Stock Exchange through the earlier of consummation of the Partnering Transaction and our liquidation, we agreed to pay Post Holdings, Inc. (“Post”) $40,000 per month for office space and administrative and support services provided to members of our management team.
The underwriters are entitled to underwriting discounts and commissions of $16,775,000, of which $6,100,000 was paid at the closing of the IPO and $10,675,000 was deferred. The deferred underwriting discount will be paid to the underwriters upon the consummation of the Partnering Transaction subject to the terms of the underwriting agreement.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:
Derivative Financial Instruments
We account for our warrants in accordance with the guidance contained in Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging,” under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify our warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. The Public Warrants and warrants included in our forward purchase agreement with our Sponsor where no observable traded price was available were valued using a Monte Carlo simulation. The fair value of the Private Placement Warrants was determined using a Black-Scholes Pricing Model using observable market data as the significant inputs (volatility, risk free rate and dividend yield).
Series A Common Stock Subject to Possible Redemption
We account for our Series A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Series A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Series A common stock (including shares of Series A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Series A common stock is classified as stockholders’ equity. Our Series A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 34,500,000 shares of Series A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of stockholders’ equity on our Condensed Balance Sheet.
Net Earnings (Loss) per Share
Basic and diluted earnings (loss) per share of Series A common stock subject to possible redemption (the “redeemable common stock”) and the Series A common stock and Series F common stock not subject to possible redemption (collectively, the “non-redeemable common stock”) is presented separately under the two-class method. Basic earnings (loss) per share is based on the average number of shares outstanding during the periods presented for the redeemable common stock and non-redeemable common stock. Net loss is allocated between the redeemable common stock and non-redeemable common stock based on the weighted average shares outstanding during the periods presented. The redeemable common stock is remeasured to its redemption value each period. As allowed for within ASC 480, we have made an election to treat the portion of the remeasurement adjustment that exceeds fair value as an increase in income available to holders of shares of redeemable common stock and as a reduction of income available to holders of shares of non-redeemable common stock for basic and diluted earnings (loss) per share. Diluted earnings (loss) per share is based on the average number of shares of redeemable common stock and non-redeemable common stock used for the basic earnings per share calculation, adjusted for the dilutive effect of warrants, if any, using the “treasury stock” method. In addition, net earnings (loss) for diluted earnings per share is adjusted for the after-tax impact of changes to the fair value of derivative warrant liabilities, to the extent it is dilutive. We have not considered the effect of the warrants sold in the IPO and the Private Placement to purchase an aggregate 11,863,333 shares of Series A common stock in the calculation of diluted earnings (loss) per share, since the exercise of the warrants into shares of Series A common stock is contingent upon the occurrence of future events. See Note 6 within “Notes to Consolidated Financial Statements” for the calculation of basic and diluted earnings (loss) per share of redeemable common stock and non-redeemable common stock.
RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 4 within “Notes to Condensed Financial Statements” for a discussion regarding recently issued accounting standards.
CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS
Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, are made throughout this Quarterly Report on Form 10-Q (the “Quarterly Report”). These forward-looking statements are sometimes identified from the use of forward-looking words such as “believe,” “should,” “could,” “potential,” “continue,” “expect,” “project,” “estimate,” “predict,” “anticipate,” “aim,” “intend,” “plan,” “forecast,” “target,” “is likely,” “will,” “can,” “may” or “would” or the negative of these terms or similar expressions elsewhere in this Quarterly Report. Our financial condition, results of operations and cash flows may differ materially from those in the forward-looking statements. Such statements are based on management’s current views and assumptions and involve risks and uncertainties that could affect expected results. Those risks and uncertainties include, but are not limited to, the following:
•our being a newly incorporated company with no operating history and no revenues;
•our ability to select an appropriate target business or businesses;
•our ability to complete a Partnering Transaction;
•our expectations around the performance of a prospective target business or businesses;
•our success in retaining or recruiting, or changes required in, our officers, key employees or directors following a Partnering Transaction;

•our directors and officers allocating their time to other businesses and potentially having conflicts of interest with our business or in approving a Partnering Transaction;
•actual and potential conflicts of interest relating to Post and its subsidiaries, the Sponsor and other entities in which members of our management team are involved;
•our potential ability to obtain additional financing to complete a Partnering Transaction, including from the Sponsor, Post or other third parties;
•our pool of prospective target businesses, including the location and industry of such target businesses;
•our ability to consummate a Partnering Transaction due to the uncertainty resulting from the recent COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases);
•the ability of our officers and directors to generate a number of potential Partnering Transaction opportunities;
•the voting structure of our common stock, including any potential adverse effect on our ability to complete a Partnering Transaction timely or cost effectively, and, following a Partnering Transaction, our status as a controlled company and the ability of the Sponsor and Post to exercise control over our policies and operations, each as a result of the high vote feature of our Series B common stock;
•our public securities’ potential liquidity and trading;
•the lack of a market for our securities;
•the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance;
•the Trust Account not being subject to claims of third parties;
•the classification of our warrants as liabilities;
•our financial performance; and
•other risks and uncertainties included under “Risk Factors” within Item 1A of Part II of this Quarterly Report and in our prospectus for our IPO as filed with the U.S. Securities and Exchange Commission on May 27, 2021.
You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report to conform these statements to actual results or to changes in our expectations.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the IPO and Private Placement held in the Trust Account are invested in U.S. treasury securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. treasury securities, or a combination thereof. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
ITEM 4.    CONTROLS AND PROCEDURES.
Management, with the President and Chief Investment Officer (“CIO”) and Chief Financial Officer (“CFO”) of the Company, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Company’s CIO and CFO concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance of achieving the desired control objectives.
Only in the event that we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement.

PART II.    OTHER INFORMATION.
ITEM 1A.    RISK FACTORS.
In addition to the information set forth elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”), you should carefully consider the risk factors the Company previously disclosed in its prospectus for its initial public offering (the “IPO”) as filed with the United States (the “U.S.”) Securities and Exchange Commission (the “SEC”) on May 27, 2021 (the “Prospectus”). These risks could materially and adversely affect the Company’s business, financial condition, results of operations and cash flows. The enumerated risks may be or have been heightened, or in some cases manifested, by the impacts of the COVID-19 pandemic and are not the only risks the Company faces. Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial also may impair the Company’s business, financial condition, results of operations and cash flows. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Prospectus.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On May 28, 2021, the Company consummated the IPO of 30,000,000 units (the “Units”). Each Unit consists of one share of Series A common stock, $0.0001 par value per share (the “Series A common stock” and such shares, the “Public Shares”) and one-third of one redeemable warrant (the “Public Warrants”). Each whole Public Warrant will entitle the holder to purchase one share of Series A common stock at an exercise price of $11.50 per share, subject to adjustment. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $300,000,000. Evercore Group L.L.C. and Barclays Capital Inc. acted as the lead book-running managers of the IPO. The securities in the IPO were registered under the Securities Act of 1933, as amended (the “Securities Act”), on a registration statement on Form S-1 (File No. 333-252910). The SEC declared the registration statement effective on May 25, 2021.
Subsequently, on June 3, 2021, the Company issued an additional 4,500,000 Units (the “Over-Allotment Units”) pursuant to the underwriters’ exercise in full of their over-allotment option in connection with the IPO. The Over-Allotment Units were priced at $10.00 per Unit, generating total gross proceeds of $45,000,000.
On May 28, 2021, in conjunction with the closing of the IPO, the Company consummated the private sale of 1,000,000 units of the Company (the “Private Placement Units”) at a purchase price of $10.00 per Private Placement Unit to the Company’s sponsor, PHPC Sponsor, LLC (the “Sponsor”), generating total gross proceeds of $10,000,000. Concurrently with the sale of the Over-Allotment Units, the Sponsor purchased an additional 90,000 Private Placement Units for total gross proceeds of $900,000. Each Private Placement Unit consists of one share of Series A common stock (“the “Private Placement Shares”) and one-third of one warrant of the Company, each whole warrant entitling the Sponsor to purchase one share of Series A common stock at an exercise price of $11.50 per share (the “Private Placement Warrants”). The Private Placement Warrants are identical to the warrants included in the Units, except that such Private Placement Warrants (i) may be exercised for cash or on a cashless basis, (ii) are not subject to being called for redemption (except in certain circumstances when the Public Warrants are called for redemption and a certain price per share of Series A common stock threshold is met) and (iii) subject to certain limited exceptions, are subject to transfer restrictions until 30 days following the consummation of the Company’s merger, share exchange, asset acquisition, share purchase, reorganization or similar partnering transaction with one or more businesses that the Company has not yet identified (a “Partnering Transaction”). If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by holders on the same basis as the Public Warrants. The issuance of the Private Placement Units, and the shares of Series A common stock and the Private Placement Warrants underlying such Private Placement Units, was made pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.
Of the gross proceeds received from the consummation of the IPO, the sale of the Over-Allotment Units and the private placement purchases by the Sponsor, $345,000,000 (or $10.00 per Unit sold in the IPO) was deposited in a trust account located in the U.S. with Continental Stock Transfer & Trust Company acting as trustee.
The Company paid a total of $6,100,000 in underwriting discounts and commissions and $782,845 for other costs and expenses related to the IPO and the sale of the Over-Allotment Units. In addition, the underwriters agreed to defer $10,675,000 in underwriting discounts and commissions.
For a description of the use of the proceeds generated in the Company’s IPO, refer to Note 1 within “Notes to Condensed Financial Statements” within Item 1 of Part I of this Quarterly Report.

ITEM 6.    EXHIBITS.
The following exhibits are either provided with this Form 10-Q or are incorporated herein by reference.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Post Holdings Partnering Corporation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 1, 2021)

3.2	Amended and Restated Bylaws of Post Holdings Partnering Corporation (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 1, 2021)

4.1
Warrant Agreement, dated as of May 28, 2021, by and between Post Holdings Partnering Corporation and Continental Stock Transfer & Trust Company (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 1, 2021)

†10.1	Form of Indemnity Agreement (Incorporated by reference to Exhibit 10.7 to the Company’s Form S-1/A filed on March 18, 2021)

10.2
Private Placement Units Purchase Agreement, dated as of May 25, 2021, by and between Post Holdings Partnering Corporation and PHPC Sponsor, LLC (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 1, 2021)

10.3
Letter Agreement, dated as of May 25, 2021, by and among Post Holdings Partnering Corporation, PHPC Sponsor, LLC and each of the Company’s directors and executive officers (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 1, 2021)

10.4
Investment Management Trust Agreement, dated as of May 28, 2021, by and between Post Holdings Partnering Corporation and Continental Stock Transfer & Trust Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 1, 2021)

10.5
Investor Rights Agreement, dated as of May 28, 2021, by and among Post Holdings Partnering Corporation, PHPC Sponsor, LLC and Post Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 1, 2021)

10.6
Services Agreement, dated as of May 28, 2021, by and between Post Holdings Partnering Corporation and Post Holdings, Inc. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 1, 2021)

10.7
Forward Purchase Agreement, dated as of May 28, 2021, by and between Post Holdings Partnering Corporation and PHPC Sponsor, LLC (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 1, 2021)

31.1	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 13, 2021

31.2	Certification of Bradly A. Harper pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 13, 2021

32.1	Certification of Robert V. Vitale and Bradly A. Harper, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 13, 2021

101
Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2021 filed in iXBRL (Inline eXtensible Business Reporting Language)). The financial information contained in the iXBRL-related documents is “unaudited” and “unreviewed.”

104	The cover page from the Company’s Form 10-Q for the quarterly period ended June 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101

†     These exhibits constitute management contracts, compensatory plans and arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Post Holdings Partnering Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POST HOLDINGS PARTNERING CORPORATION
Date:	August 13, 2021	By:	/s/ Bradly A. Harper
Bradly A. Harper
Chief Financial Officer