Form 10-Q
period 2021-09-30
Post Holdings Partnering Corp
filed 2021-11-12
CIK 1843716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q
__________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Series A Common Stock, $0.0001 par value per share – 35,590,000 shares as of November 8, 2021
Series F Common Stock, $0.0001 par value per share – 8,625,000 shares as of November 8, 2021

POST HOLDINGS PARTNERING CORPORATION
QUARTERLY REPORT ON FORM 10-Q

i

PART I.    FINANCIAL INFORMATION.
ITEM 1.    CONDENSED FINANCIAL STATEMENTS (UNAUDITED).
POST HOLDINGS PARTNERING CORPORATION
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30, 2021	Period Ended September 30, 2021 (a)
General and administrative expenses	$363,420	$1,796,376
Operating Loss	(363,420)	(1,796,376)
Other income:
Gain on derivative warrant liabilities	(10,999,093)	(9,110,600)
Income from investments held in trust	(5,302)	(6,965)
Net Earnings	$10,640,975	$7,321,189

Net Earnings (Loss) Per Share:
Redeemable Series A common stock - basic and diluted	$0.39	$1.07
Non-redeemable Series A and Series F common stock - basic and diluted	$(0.29)	$(0.94)

Weighted-Average Shares Outstanding:
Redeemable Series A common stock - basic and diluted	34,500,000	15,697,802
Non-redeemable Series A and Series F common stock - basic and diluted	9,715,000	10,154,158
(a)The period ended September 30, 2021 represents the period beginning January 27, 2021, the inception date of Post Holdings Partnering Corporation, and ending September 30, 2021.
See accompanying Notes to Condensed Financial Statements (Unaudited).

POST HOLDINGS PARTNERING CORPORATION
CONDENSED BALANCE SHEET (Unaudited)

September 30, 2021
ASSETS
Current Assets
Cash	$2,709,328
Prepaid expenses	487,359
Total Current Assets	3,196,687
Investments held in trust account	345,006,965
Total Assets	$348,203,652

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$110,912
Franchise tax payable	132,105
Other current liabilities	91,000
Total Current Liabilities	334,017
Derivative warrant liabilities	10,684,266
Deferred underwriter commissions in connection with initial public offering	10,675,000
Total Liabilities	21,693,283

Series A common stock; 34,500,000 shares subject to possible redemption at $10.00 per share	345,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—
Series A common stock, $0.0001 par value; 500,000,000 shares authorized; 1,090,000 shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption)	109
Series B common stock, $0.0001 par value; 80,000,000 shares authorized; none issued and outstanding	—
Series C common stock, $0.0001 par value; 40,000,000 shares authorized; none issued and outstanding	—
Series F common stock, $0.0001 par value; 40,000,000 shares authorized; 8,625,000 shares issued and outstanding	863
Additional paid-in capital	—
Accumulated deficit	(18,490,603)
Total Stockholders’ Deficit	(18,489,631)
Total Liabilities and Stockholders’ Deficit	$348,203,652
See accompanying Notes to Condensed Financial Statements (Unaudited).

POST HOLDINGS PARTNERING CORPORATION
CONDENSED STATEMENT OF CASH FLOWS (Unaudited)

Period Ended September 30, 2021 (a)
Cash Flows from Operating Activities
Net earnings	$7,321,189
Adjustments to reconcile net earnings to net cash used in operating activities:
General and administrative expenses paid by PHPC Sponsor, LLC under promissory note	5,063
Gain on derivative warrant liabilities	(9,110,600)
Offering costs expensed associated with derivative warrant liabilities	946,906
Income from investments held in trust	(6,965)
Changes in operating assets and liabilities:
Increase in prepaid expenses	(487,359)
Increase in accounts payable	110,912
Increase in other current liabilities	6,000
Increase in franchise tax payable	132,105
Net Cash Used in Operating Activities	(1,082,749)

Cash Flows from Investing Activities
Proceeds deposited in trust account	(345,000,000)
Net Cash Used in Investing Activities	(345,000,000)

Cash Flows from Financing Activities
Repayment of promissory note	(213,424)
Proceeds from issuance of common stock in initial public offering	345,000,000
Proceeds from issuance of common stock in private placement	10,900,000
Payment of offering costs	(6,894,499)
Net Cash Provided by Financing Activities	348,792,077

Net Increase in Cash and Cash Equivalents	2,709,328
Cash, Beginning of Period	—
Cash, End of Period	$2,709,328

Supplemental noncash information:
Offering costs paid by PHPC Sponsor, LLC for issuance of Series F common stock	$25,000
Offering costs included in accrued expenses	$85,000
Offering costs paid by PHPC Sponsor, LLC under promissory note	$208,361
Deferred underwriting commissions in connection with the initial public offering	$10,675,000
(a)The period ended September 30, 2021 represents the period beginning January 27, 2021, the inception date of Post Holdings Partnering Corporation, and ending September 30, 2021.
 See accompanying Notes to Condensed Financial Statements (Unaudited).

POST HOLDINGS PARTNERING CORPORATION
CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Unaudited)

	As Of and For The Three Months Ended September 30, 2021	As Of and For The Period Ended September 30, 2021 (a)
Preferred Stock
Beginning and end of period	$—	$—
Common Stock
Series A common stock
Beginning of period	109	—
Issuance of common stock	—	109
End of period	109	109
Series B common stock
Beginning and end of period	—	—
Series C common stock
Beginning and end of period	—	—
Series F common stock
Beginning of period	863	—
Issuance of common stock	—	1,150
Forfeiture of common stock	—	(287)
End of period	863	863
Additional Paid-in Capital
Beginning of period	—	—
Issuance of common stock, net of allocation for fair value of derivative warrant liabilities	—	10,219,158
Redemption value adjustment to common stock subject to possible redemption	—	(10,219,158)
End of period	—	—
Accumulated Deficit
Beginning of period	(29,131,578)	—
Net earnings	10,640,975	7,321,189
Redemption value adjustment to common stock subject to possible redemption	—	(25,811,792)
End of period	(18,490,603)	(18,490,603)
Total Stockholders’ Deficit	$(18,489,631)	$(18,489,631)

Preferred Stock, shares
Beginning and end of period	—	—
Common Stock, shares
Series A common stock
Beginning of period	1,090,000	—
Issuance of common stock	—	1,090,000
End of period	1,090,000	1,090,000
Series B common stock
Beginning and end of period	—	—
Series C common stock
Beginning and end of period	—	—
Series F common stock
Beginning of period	8,625,000	—
Issuance of common stock	—	11,500,000
Forfeiture of common stock	—	(2,875,000)
End of period	8,625,000	8,625,000
(a)The period ended September 30, 2021 represents the period beginning January 27, 2021, the inception date of Post Holdings Partnering Corporation, and ending September 30, 2021.
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
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from January 27, 2021 (inception) through September 30, 2021 related to the Company’s formation and its initial public offering, which is described below, and subsequent to the initial public offering, related to the Company’s search for potential target businesses. The Company will not generate any operating revenue until after the completion of its Partnering Transaction, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds received in the initial public offering, and non-operating unrealized gains and losses related to derivative instruments initially recorded at the initial public offering date (see Note 8). The Company has selected December 31 as its fiscal year end.
The registration statement for the Company’s initial public offering was declared effective on May 25, 2021. On May 28, 2021, the Company consummated its initial public offering of 30,000,000 units (the “Units”). Each Unit consists of one share of Series A common stock, $0.0001 par value per share (the “Series A common stock” and such shares, the “Public Shares”) and one-third of one redeemable warrant (the “Public Warrants”). Each whole Public Warrant will entitle the holder to purchase one share of Series A common stock at an exercise price of $11.50 per share, subject to adjustment. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $300,000,000. The Units began trading on the New York Stock Exchange (the “NYSE”) under the ticker symbol “PSPC.U” on May 26, 2021. As of July 16, 2021, holders of the Units could elect to separately trade their shares of Series A common stock and Public Warrants, with the shares of Series A common stock and the Public Warrants listed on the NYSE under the symbols “PSPC” and “PSPC WS”, respectively.
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
On May 28, 2021, in conjunction with the closing of the initial public offering, the Company consummated the private sale of 1,000,000 units of the Company (the “Private Placement Units”) at a purchase price of $10.00 per Private Placement Unit to the Company’s sponsor, PHPC Sponsor, LLC (the “Sponsor”), generating total gross proceeds of $10,000,000 (see Note 5). Concurrently with the sale of the Over-Allotment Units, the Sponsor purchased an additional 90,000 Private Placement Units for total gross proceeds of $900,000. Each Private Placement Unit consists of one share of Series A common stock (“the “Private Placement Shares”) and one-third of one warrant of the Company, each whole warrant entitling the Sponsor to purchase one share of Series A common stock at an exercise price of $11.50 per share (the “Private Placement Warrants”). The term “Private Placement” as used herein generally refers to the consummation of the private sale of Private Placement Units on May 28, 2021 and the private sale of Private Placement Units in conjunction with the sale of the Over-Allotment Units on June 3, 2021.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2021, no losses have been incurred.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021.
Investments Held in Trust Account
The Company’s portfolio of investments held in the Trust Account is comprised of U.S. treasury securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. treasury securities, or a combination thereof. The Company’s investments held in the Trust Account are presented on the Condensed Balance Sheet at fair value at the end of each reporting period. The Company’s investments held in the Trust Account were classified as other long-term assets on the Condensed Balance Sheet at September 30, 2021 as the Combination Period in which the Company has to complete a Partnering Transaction was greater than twelve months. Gains and losses resulting from the change in fair value of these securities are included in “Income from investments held in trust” in the Condensed Statements of Operations. The estimated fair value of investments held in the Trust Account are determined by their net asset value (“NAV”).
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement” (“ASC 820”), approximates the carrying amounts represented on the Condensed Balance Sheet, primarily due to their short-term nature, except for the derivative warrant liabilities which are discussed below.
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
The Public Warrants and Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until they are exercised. As of September 30, 2021, the fair value of the Public Warrants is valued at the quoted market price of the Public Warrants and the fair value of the Private Placement Warrants is estimated using the Black Sholes Option Pricing Model. See Note 8 for disclosures related to derivative instruments.
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
Series A Common Stock Subject to Possible Redemption
Conditionally redeemable Series A common stock (including shares of Series A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Series A common stock is classified as stockholders’ equity. The Company’s Series A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 34,500,000 shares of Series A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of stockholders’ equity on the Condensed Balance Sheet.
Immediately upon the closing of the initial public offering, the Company recognized the accretion from initial book value to redemption value of the Series A common stock subject to possible redemption. The change in the carrying value of the shares of Series A common stock subject to possible redemption resulted in charges against additional paid-in capital and accumulated deficit.
Net Earnings (Loss) per Share
Basic and diluted earnings (loss) per share of Series A common stock subject to possible redemption (the “redeemable common stock”) and the Series A common stock and Series F common stock not subject to possible redemption (collectively, the “non-redeemable common stock”) is presented separately under the two-class method. Basic earnings (loss) per share is based on the average number of shares outstanding during the periods presented for the redeemable common stock and non-redeemable common stock. Net loss is allocated between the redeemable common stock and non-redeemable common stock based on the weighted average shares outstanding during the periods presented. The redeemable common stock is measured at its redemption value each period. As allowed for within ASC 480, the Company has made an election to treat the portion of the remeasurement adjustment that exceeds fair value as an increase in income available to holders of shares of redeemable common stock and as a reduction of income available to holders of shares of non-redeemable common stock for basic and diluted earnings (loss) per share. Diluted earnings (loss) per share is based on the average number of shares of redeemable common stock and non-redeemable common stock used for the basic earnings per share calculation, adjusted for the dilutive effect of warrants, if any, using the “treasury stock” method. In addition, net earnings (loss) for diluted earnings per share is adjusted for the after-tax impact of changes to the fair value of derivative warrant liabilities, to the extent it is dilutive. The Company has not considered the effect of the warrants sold in the IPO and the Private Placement to purchase an aggregate 11,863,333 shares of Series A common stock in the calculation of diluted earnings (loss) per share, since the exercise of the warrants into shares of Series A common stock is contingent upon the occurrence of future events. See Note 6 for the calculation of basic and diluted earnings (loss) per share of redeemable common stock and non-redeemable common stock.
Income Taxes
Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021, deferred tax assets, net of valuation allowances, were immaterial.
FASB ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is, and has been, subject to income tax examinations by major taxing authorities since inception.
NOTE 3 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENT
The Company previously determined the Series A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Series A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001, which resulted in 27,206,872 shares of Series A common stock being recorded in temporary equity at an amount of $272,068,720 as of May 28, 2021. In connection with the preparation of the Company’s financial statements for the second quarter of fiscal 2021, the Company further evaluated the Series A common stock subject to possible redemption and concluded that the redemption value should include all shares of Series A common stock subject to possible redemption, less allocated offering costs and the fair value of Public Warrants, resulting in the Series A common stock subject to possible redemption being equal to $300,000,000 as of May 28, 2021. This resulted in an adjustment to the initial carrying value of the Series A common stock subject to redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Series A common stock.
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
There was no impact to the reported amounts for total assets, total liabilities, cash flows (except for noncash items) or net earnings (loss). In connection with the change in presentation for the Series A common stock subject to possible redemption, the Company also revised its earnings (loss) per share calculation to allocate earnings and losses shared pro rata between the two classes of shares. This presentation contemplates a Partnering Transaction as the most likely outcome, in which case, both classes of shares share pro rata in the earnings and losses of the Company.
NOTE 4 — RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS
The Company has considered all new accounting pronouncements and has concluded no new pronouncements (other than the one described below) had or will have a material impact on the Company’s results of operations, financial condition, cash flows, stockholders’ equity or disclosures based on current information.
In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. This ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted this ASU on January 27, 2021, the inception date of the Company. Adoption of this ASU did not impact the Company’s condensed financial statements or related disclosures.
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
Affiliated Units
The Sponsor purchased 4,000,000 of the 34,500,000 Units issued in the IPO at the offering price of $10.00 per Unit, generating proceeds of $40,000,000 (the “Affiliated Units”). Each Affiliated Unit consists of one Public Share and one-third of one Public Warrant. Each whole Public Warrant will entitle the Sponsor to purchase one share of Series A common stock at an exercise price of $11.50 per share, subject to adjustment. The underwriters did not receive any underwriting discounts or commissions on the Affiliated Units. As of September 30, 2021, the shares of Series A common stock subject to possible redemption underlying the Affiliated Units were presented at redemption value as temporary equity, outside of stockholders’ equity on the Condensed Balance Sheet.
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
Forward Purchase
On May 28, 2021, the Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) with the Sponsor pursuant to which the Sponsor committed to purchase from the Company, at the Company’s election, up to 10,000,000 forward purchase units (the “Forward Purchase Units”), with each Forward Purchase Unit consisting of one share of Series B common stock, $0.0001 par value per share (the “Forward Purchase Shares”), and one-third of one warrant to purchase one share of Series A common stock (the “Forward Purchase Warrants”), for $10.00 per Forward Purchase Unit, in an aggregate amount of up to $100,000,000, in a private placement that would close concurrently with the closing of the Partnering Transaction, at the Company’s election. The proceeds from the sale of these Forward Purchase Units, together with the amounts available to the Company from the Trust Account (after giving effect to any redemptions of Public Shares) and any other equity or debt financing obtained by the Company in connection with the Partnering Transaction, would be used to satisfy the cash requirements of the Partnering Transaction, if the Company elected, including funding the purchase price, paying expenses and retaining specified amounts to be used by the post-Partnering Transaction company for working capital or other purposes. To the extent that the amounts available from the Trust Account and other financing are sufficient for such cash requirements, the Sponsor may purchase, at the Company’s election, less than 10,000,000 Forward Purchase Units. The terms of the Forward Purchase Warrants will generally be identical to the terms of the Public Warrants included in the Units issued in the IPO.
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
In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Partnering Transaction, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Partnering Transaction, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside of the Trust Account. In the event that a Partnering Transaction does not close, the Company may use a portion of the proceeds held outside of the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account can be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Partnering Transaction, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into units of the post-Partnering Transaction entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.
Services Agreement
On May 28, 2021, the Company entered into an agreement in which commencing on the date the Company’s securities were first listed on the NYSE through the earlier of consummation of the Partnering Transaction or its liquidation, the Company agreed to pay Post Holdings, Inc. (“Post”) $40,000 per month for office space and administrative and support services provided to members of the Company’s management team. During the three months ended September 30, 2021 and period beginning January 27, 2021, the inception date of the Company, and ending September 30, 2021 (see Note 1), the Company expensed $120,000 and $167,742, respectively, for services provided by Post. There were no receivables or payables with Post or the Sponsor as of September 30, 2021.
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

NOTE 6 — EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net earnings per share of redeemable common stock and basic and diluted net loss per share of non-redeemable common stock (see Note 2). The period ended September 30, 2021 represents the period beginning January 27, 2021, the inception date of the Company, and ending September 30, 2021 (see Note 1). Basic and diluted weighted average shares of non-redeemable common stock outstanding for the three months ended September 30, 2021 included 1,090,000 shares of Series A common stock and 8,625,000 shares of Series F common stock. Basic and diluted weighted average shares of non-redeemable common stock outstanding for the period ended September 30, 2021 included 497,106 shares of Series A common stock and 9,657,051 shares of Series F common stock.

	Three Months Ended September 30, 2021	Period Ended September 30, 2021
Redeemable common stock
Net earnings attributable to redeemable common stock	$8,302,921	$4,445,565
Redemption value adjustment in excess of fair value of redeemable common stock	5,175,000	12,420,000
Net earnings allocable to redeemable common stock	$13,477,921	$16,865,565

Basic and diluted weighted average shares of redeemable common stock outstanding	34,500,000	15,697,802

Basic and diluted net earnings per share of redeemable common stock	$0.39	$1.07

Non-redeemable common stock
Net earnings attributable to non-redeemable common stock	$2,338,054	$2,875,624
Redemption value adjustment in excess of fair value of redeemable common stock	(5,175,000)	(12,420,000)
Net loss allocable to non-redeemable common stock	$(2,836,946)	$(9,544,376)

Basic and diluted weighted average shares of non-redeemable common stock outstanding	9,715,000	10,154,158

Basic and diluted net loss per share of non-redeemable common stock	$(0.29)	$(0.94)
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
NOTE 8 — DERIVATIVE WARRANT LIABILITIES
As of September 30, 2021, the Company had 11,500,000 Public Warrants and 363,333 Private Placement Warrants outstanding.
Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants can be issued upon separation of the Units and only whole Public Warrants can be traded. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Partnering Transaction and (b) 12 months from the consummation of the IPO; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Series A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 20 business days after the consummation of its Partnering Transaction, the Company will use its commercially reasonable efforts to file with the SEC and have an effective registration statement covering the shares of Series A common stock issuable upon exercise of the Public Warrants and will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the consummation of the Company’s Partnering Transaction and to maintain a current prospectus relating to those shares of Series A common stock until the Public Warrants expire or are redeemed. If the shares issuable upon exercise of the Public Warrants are not registered under the Securities Act in accordance with the above requirements, the Company will be required to permit holders to exercise their Public Warrants on a cashless basis. However, no Public Warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their Public Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if the Company’s shares of Series A common stock are at the time of any exercise of a Public Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Public Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
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
•in whole and not in part;
•at a price of $0.01 per warrant;
•upon a minimum of 30 days prior written notice of redemption to each warrant holder; and
•if, and only if, the last reported sale price of the Series A common stock equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.
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
NOTE 9 — FAIR VALUE MEASUREMENTS
The following table represents the Company’s liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC 820.

	September 30, 2021
	Total	Level 1	Level 2	Level 3
Derivative warrant liabilities - Public Warrants	$10,350,000	$10,350,000	$—	$—
Derivative warrant liabilities - Private Placement Warrants	$334,266	$—	$—	$334,266
Investments held in trust are invested in a money market fund consisting entirely of U.S. treasury securities (see Note 2). The fund is valued at NAV per share, and as such, in accordance with ASC 820, the investments have not been classified in the fair value hierarchy.
The Public Warrants were initially measured at fair value using a Monte Carlo simulation at their original issuance (Level 3) and subsequently measured using their quoted market price (Level 1) on September 30, 2021, as the Public Warrants became actively traded on the NYSE during the third quarter of fiscal 2021. The Private Placement Warrants were measured at fair value using the Black-Scholes Option Pricing Model at both their original issuance and subsequent measurement (Level 3) on September 30, 2021.
Inherent in the Black-Scholes Option Pricing Method, utilized to measure the fair value of the Private Placement Warrants, and the Monte Carlo Option Pricing Method, utilized to measure the fair value of the Public Warrants prior to their separate trading on the NYSE, are assumptions related to expected stock price volatility, expected life, risk-free interest rate and dividend yield. Prior to the Public Warrants separately trading on the NYSE, the Black-Scholes analysis relied upon appropriate inputs derived from the Monte Carlo simulation of the Public Warrants; namely, the underlying stock price and the implied volatility from the traded Public Warrant price. The Company estimated the volatility of its warrants based on implied volatility from historical volatility of select peer companies’ common stock that matches the expected remaining life of the warrants. Subsequent to the Public Warrants separately trading on the NYSE, the Company estimated the volatility of its warrants based on implied volatility from the traded Public Warrant price. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The Company anticipates the dividend rate will remain at zero.
The following table provides quantitative information regarding Level 3 fair value measurement inputs as of September 30, 2021 and May 28, 2021, the date of original issuance of the derivative warrant liabilities. As of September 30, 2021, the Public Warrants were measured using Level 1 fair value measurement inputs.

	September 30, 2021		May 28, 2021
	Public Warrants	Private Placement Warrants	Public Warrants	Private Placement Warrants
Exercise price	n/a	$11.50	$11.50	$11.50
Stock price	n/a	$9.64	$9.45	$9.45
Volatility	n/a	17.0%	27.0%	29.0%
Term (years)	n/a	5.0	5.0	5.0
Risk-free rate	n/a	1.23%	1.21%	1.21%
Dividend yield	n/a	—%	—%	—%
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were transfers to/from Levels 1 and 3 during the three months ended September 30, 2021 and period beginning January 27, 2021, the inception date of the Company, and ending September 30, 2021 (see Note 1) of zero and $20,814,997, respectively.
The following table summarizes the Level 3 activity measured on a recurring basis for the derivative warrant liabilities. As of September 30, 2021, the Public Warrants were measured using Level 1 fair value measurement inputs.

	Public Warrants	Private Placement Warrants
Level 3 derivative warrant liabilities at January 27, 2021 (inception)	$—	$—
Issuance of derivative warrants	19,090,000	704,870
Change in fair value of derivative warrant liabilities	1,724,997	(370,604)
Transfers from Level 3 to Level 1 hierarchy	(20,814,997)	—
Level 3 derivative warrant liabilities at September 30, 2021	$—	$334,266
NOTE 10 — STOCKHOLDERS’ DEFICIT
Preferred Stock — The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2021, there were no shares of preferred stock issued or outstanding.
Series A Common Stock — The Company is authorized to issue 500,000,000 shares of Series A common stock with a par value of $0.0001 per share. As of September 30, 2021, there were 1,090,000 shares of Series A common stock outstanding, excluding 34,500,000 shares of Series A common stock subject to possible redemption that were classified as temporary equity in the Condensed Balance Sheet.
Series B Common Stock — The Company is authorized to issue 80,000,000 shares of Series B common stock with a par value of $0.0001 per share. As of September 30, 2021, there were no shares of Series B common stock issued or outstanding.
Series C Common Stock — The Company is authorized to issue 40,000,000 shares of Series C common stock with a par value of $0.0001 per share. As of September 30, 2021, there were no shares of Series C common stock issued or outstanding.

Series F Common Stock — The Company is authorized to issue 40,000,000 shares of Series F common stock with a par value of $0.0001 per share. On January 27, 2021, the Company issued 11,500,000 shares of Series F common stock. On April 8, 2021, the Sponsor surrendered 2,875,000 shares of Series F common stock to the Company for no consideration, resulting in an aggregate of 8,625,000 shares of Series F common stock issued and outstanding as of September 30, 2021.
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
On May 28, 2021, in conjunction with the closing of the initial public offering, we consummated the private sale of 1,000,000 units (the “Private Placement Units”) at a purchase price of $10.00 per Private Placement Unit to our sponsor, PHPC Sponsor, LLC (the “Sponsor”), generating total gross proceeds of $10,000,000. Concurrently with the sale of the Over-Allotment Units, the Sponsor purchased an additional 90,000 Private Placement Units for total gross proceeds of $900,000. Each Private Placement Unit consists of one share of Series A common stock (“the “Private Placement Shares”) and one-third of one warrant, each whole warrant entitling the Sponsor to purchase one share of Series A common stock at an exercise price of $11.50 per share (the “Private Placement Warrants”). The term “Private Placement” as used herein generally refers to the consummation of the private sale of Private Placement Units on May 28, 2021 and the private sale of Private Placement Units in conjunction with the sale of the Over-Allotment Units on June 3, 2021.
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

RESULTS OF OPERATIONS
As of September 30, 2021, we had not commenced any operations. All activity for the period from January 27, 2021 (inception) through September 30, 2021 relates to our formation and IPO, and from the IPO date relates to our search for potential target businesses. We will not generate any operating revenue until after the completion of our Partnering Transaction, at the earliest. We incur general and administrative expenses through operating as a blank check company. We generate other income in the form of interest income from the proceeds derived from our IPO, and non-operating unrealized gains and losses related to derivative instruments initially recorded at the IPO date.
For the three months ended September 30, 2021, we had net earnings of $10,640,975, which consisted of a $10,999,093 gain on derivative warrant liabilities and $5,302 of income on investments held in the Trust Account, offset by $363,420 of general and administrative expenses.
For the period beginning January 27, 2021, the inception date of the Company, and ending September 30, 2021, we had net earnings of $7,321,189, which consisted of a $9,110,600 gain on derivative warrant liabilities and $6,965 of income on investments held in the Trust Account, offset by $1,796,376 of general and administrative expenses.
Changes in the fair value of warrants recognized in the Condensed Statements of Operations in both periods were primarily due to market factors largely driven by changes in the fair value of the underlying shares of the warrants.
LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2021, we had $2,709,328 in our operating bank account, and working capital of $285,447 (not taking into account $132,105 in tax obligations that may be paid using investment income earned in the Trust Account).
Our liquidity needs prior to the closing of the IPO were satisfied through a payment of $25,000 from the Sponsor to purchase 8,625,000 shares of Series F common stock, $0.0001 par value per share (the “Founder Shares”) and the loan of $213,424 from the Sponsor under an unsecured promissory note, which was repaid in full on May 28, 2021. Subsequent to the closing of the IPO, our liquidity has been satisfied through the proceeds from the IPO and Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Partnering Transaction, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors, may, but are not obligated to, provide us working capital loans. As of September 30, 2021, there were no amounts outstanding under any working capital loans.
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
Derivative Financial Instruments
We account for our warrants in accordance with the guidance contained in Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging,” under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify our warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. The Public Warrants were initially measured at fair value using a Monte Carlo simulation at their original issuance and subsequently measured using their quoted market price once they became actively traded on the New York Stock Exchange during the third quarter of fiscal 2021. The fair value of the Private Placement Warrants was determined using a Black-Scholes Pricing Model using observable market data as the significant inputs (volatility, risk free rate and dividend yield).
Series A Common Stock Subject to Possible Redemption
We account for our Series A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Series A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Series A common stock (including shares of Series A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Series A common stock is classified as stockholders’ equity. Our Series A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 34,500,000 shares of Series A common stock subject to possible redemption were presented at redemption value as temporary equity, outside of stockholders’ equity on our Condensed Balance Sheet.
Net Earnings (Loss) per Share
Basic and diluted earnings (loss) per share of Series A common stock subject to possible redemption (the “redeemable common stock”) and the Series A common stock and Series F common stock not subject to possible redemption (collectively, the “non-redeemable common stock”) is presented separately under the two-class method. Basic earnings (loss) per share is based on the average number of shares outstanding during the periods presented for the redeemable common stock and non-redeemable common stock. Net earnings is allocated between the redeemable common stock and non-redeemable common stock based on the weighted average shares outstanding during the periods presented. The redeemable common stock is measured at its redemption value each period. As allowed for within ASC 480, we have made an election to treat the portion of the remeasurement adjustment that exceeds fair value as an increase in income available to holders of shares of redeemable common stock and as a reduction of income available to holders of shares of non-redeemable common stock for basic and diluted earnings (loss) per share. Diluted earnings (loss) per share is based on the average number of shares of redeemable common stock and non-redeemable common stock used for the basic earnings per share calculation, adjusted for the dilutive effect of warrants, if any, using the “treasury stock” method. In addition, net earnings (loss) for diluted earnings per share is adjusted for the after-tax impact of changes to the fair value of derivative warrant liabilities, to the extent it is dilutive. We have not considered the effect of the warrants sold in the IPO and the Private Placement to purchase an aggregate 11,863,333 shares of Series A common stock in the calculation of diluted earnings (loss) per share, since the exercise of the warrants into shares of Series A common stock is contingent upon the occurrence of future events. See Note 6 within “Notes to Consolidated Financial Statements” for the calculation of basic and diluted earnings (loss) per share of redeemable common stock and non-redeemable common stock.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
As of September 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the IPO and Private Placement held in the Trust Account are invested in U.S. treasury securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. treasury securities, or a combination thereof. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
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

PART II.    OTHER INFORMATION.
ITEM 1A.    RISK FACTORS.
In addition to the information set forth elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”), you should carefully consider the risk factors the Company previously disclosed in its prospectus for its initial public offering as filed with the United States Securities and Exchange Commission on May 27, 2021 (the “Prospectus”). These risks could materially and adversely affect the Company’s business, financial condition, results of operations and cash flows. The enumerated risks may be or have been heightened, or in some cases manifested, by the impacts of the COVID-19 pandemic and are not the only risks the Company faces. Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial also may impair the Company’s business, financial condition, results of operations and cash flows. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Prospectus.

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

31.1	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2021

31.2	Certification of Bradly A. Harper pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2021

32.1	Certification of Robert V. Vitale and Bradly A. Harper, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 12, 2021

101
Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2021 filed in iXBRL (Inline eXtensible Business Reporting Language)). The financial information contained in the iXBRL-related documents is “unaudited” and “unreviewed.”

104	The cover page from the Company’s Form 10-Q for the quarterly period ended September 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Post Holdings Partnering Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POST HOLDINGS PARTNERING CORPORATION
Date:	November 12, 2021	By:	/s/ Bradly A. Harper
Bradly A. Harper
Chief Financial Officer