Form 10-K
period 2021-12-31
Post Holdings Partnering Corp
filed 2022-03-25
CIK 1843716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period beginning January 27, 2021 (inception) and ending December 31, 2021
OR
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐
As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s shares of Series A Common Stock were not traded separately from the redeemable warrants. The registrant’s Units began trading on the New York Stock Exchange (the “NYSE”) on May 26, 2021. The registrant’s shares of Series A Common Stock and redeemable warrants began separately trading on July 16, 2021. The aggregate market value of the registrant’s common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Series A Common Stock on December 31, 2021, as reported on the NYSE, was $298,900,000.
As of March 21, 2022, 35,590,000 shares of Series A Common Stock, par value $0.0001 per share, and 8,625,000 shares of Series F Common Stock, par value $0.0001 per share, were issued and outstanding.
Documents Incorporated by Reference: None.

i

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS
Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, are made throughout this report. These forward-looking statements are sometimes identified from the use of forward-looking words such as “believe,” “should,” “could,” “potential,” “continue,” “expect,” “project,” “estimate,” “predict,” “anticipate,” “aim,” “intend,” “plan,” “forecast,” “target,” “is likely,” “will,” “can,” “may” or “would” or the negative of these terms or similar expressions elsewhere in this report. Our financial condition, results of operations and cash flows may differ materially from those in the forward-looking statements. Such statements are based on management’s current views and assumptions and involve risks and uncertainties that could affect expected results. Those risks and uncertainties include, but are not limited to, the following (capitalized terms used in this section shall have the meanings ascribed to such terms in Part I of this report):
•our being a company with no operating history and no revenues;
•our ability to generate a number of potential Partnering Transaction opportunities;
•our ability to select an appropriate target business or businesses for our Partnering Transaction;
•our ability to complete a Partnering Transaction;
•the limited opportunity for our Public Stockholders to vote on our proposed Partnering Transaction;
•our potential ability to obtain additional financing to complete a Partnering Transaction, including from our Sponsor, Post or other third parties;
•our expectations around the performance of a prospective target business or businesses;
•actual and potential conflicts of interest relating to Post and its subsidiaries, our Sponsor and other entities in which members of our management team are involved;
•our directors and officers allocating their time to other businesses and potentially having conflicts of interest with our business or in approving a Partnering Transaction;
•our success in retaining or recruiting, or changes required in, our officers, key employees or directors following a Partnering Transaction;
•our ability to consummate a Partnering Transaction due to the uncertainty resulting from the COVID-19 pandemic and other events (such as the ongoing conflict in Ukraine, terrorist attacks, natural disasters or a significant outbreak of other infectious diseases);
•the voting structure of our common stock, including any potential adverse effect on our ability to complete a Partnering Transaction timely or cost effectively, and, following a Partnering Transaction, our status as a controlled company and the ability of our Sponsor and Post to exercise control over our policies and operations, each as a result of the high vote feature of our Series B common stock;
•our public securities’ liquidity and trading;
•the possible lack of a market for our securities;
•changes in laws or regulations;
•the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance;
•the Trust Account not being subject to claims of third parties;
•the classification of our Warrants as liabilities;
•our financial performance; and
•other risks and uncertainties included under “Risk Factors” within Item 1A of Part I of this report.
You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations.

RISK FACTORS SUMMARY
We are subject to a variety of risks and uncertainties, including risks relating to our search for, and consummation of or inability to consummate, a Partnering Transaction, risks relating to the post-Partnering Transaction company, risks relating to our securities and certain general risks, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We believe that the risks described under “Risk Factors” within Item 1A of Part I of this report are material to our stockholders, but other factors not presently known to us or that we currently believe are immaterial may also adversely affect us. The following summary should not be considered an exhaustive summary of the material risks facing us, and it should be read in conjunction with the “Risk Factors” section and the other information contained in this report. Capitalized terms used in this summary shall have the meanings ascribed to such terms in Part I of this report.
•We have no operating history and no revenues, and our stockholders have no basis on which to evaluate our ability to achieve our business objective.
•Our Public Stockholders may not be afforded an opportunity to vote on our proposed Partnering Transaction, which means we may complete our Partnering Transaction even though a majority of our Public Stockholders do not support such a transaction.
•Our Public Stockholders’ only opportunity to affect the investment decision regarding a potential Partnering Transaction will be limited to the exercise of their right to redeem their Public Shares from us for cash, unless we seek stockholder approval of such Partnering Transaction.
•If we seek stockholder approval of our Partnering Transaction, our Sponsor, executive officers and directors have agreed to vote in favor of such Partnering Transaction, regardless of how our Public Stockholders vote.
•We may be unable to obtain additional financing to complete our Partnering Transaction or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Partnering Transaction.
•We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a Partnering Transaction, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.
•Since our Sponsor will lose its entire investment in us if our Partnering Transaction is not completed (other than with respect to any Public Shares it may hold), a conflict of interest may arise in determining whether a particular Partnering Transaction target is appropriate for our Partnering Transaction.
•Our Company has overlapping directors and management with multiple entities, each of which may lead to conflicting interests. Additionally, certain of our officers and directors have, and in the future may have, additional fiduciary or contractual obligations to one or more other entities, including, in certain cases, to Post, which may lead to additional conflicting interests.
•We are dependent upon our executive officers and directors who must allocate their time among our business and other businesses. The departure of our executive officers or directors or conflicts of interest in their determination as to how much time to devote to our affairs could have a negative impact on our ability to complete our Partnering Transaction.
•Past performance by Post and members of our management team may not be indicative of future performance of an investment in us.
•The voting structure of our common stock will have the effect of concentrating voting power with our Sponsor, which will limit a stockholder’s ability to influence our policies and the outcome of important transactions, including a change in control.
•The ability of our Public Stockholders to redeem their Public Shares for cash may make our financial condition unattractive to potential Partnering Transaction targets, which may make it difficult for us to enter into or complete a Partnering Transaction with a target.
•The ability of our Public Stockholders to exercise redemption rights with respect to a large number of our Public Shares may not allow us to complete the most desirable Partnering Transaction or optimize our capital structure.
•We may not be able to complete our Partnering Transaction within the prescribed time frame. If we are unable to do so, we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our Public Stockholders may receive only $10.00 per Public Share, or less than such amount in certain circumstances, and our Warrants will expire worthless.
•The requirement that we complete our Partnering Transaction within the prescribed time frame (or such later date as approved by holders of a majority of the voting power of shares of our outstanding common stock that are voted at the meeting to extend such date, voting together as a single class) may give potential target businesses leverage over us in negotiating a Partnering Transaction and may limit the time we have in which to conduct due diligence on potential Partnering Transaction targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our Partnering Transaction on terms that would produce value for our stockholders.
•As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our Partnering Transaction and could even result in our inability to find a target or to consummate a Partnering Transaction.
•Our search for a Partnering Transaction, and any target business with which we ultimately consummate a Partnering Transaction, may be materially adversely affected by the COVID-19 pandemic and other events.
•Our Public Stockholders do not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate their investment, therefore, our Public Stockholders may be forced to sell their Public Shares or Public Warrants, potentially at a loss.
•If a Public Stockholder fails to receive notice of our offer to redeem our Public Shares in connection with our Partnering Transaction, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
•Because of our limited resources and the significant competition for Partnering Transaction opportunities, it may be more difficult for us to complete our Partnering Transaction. If we are unable to complete our Partnering Transaction, our Public Stockholders may receive only approximately $10.00 per Public Share, or less in certain circumstances, on our redemption of their stock, and our Warrants will expire worthless.
•If the net proceeds of our IPO and the sale of the Private Placement Units not being held in the Trust Account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our Partnering Transaction and we will depend on loans from our Sponsor or management team to fund our search, to pay our taxes and to complete our Partnering Transaction. If we are unable to obtain such loans, we may be unable to complete our Partnering Transaction.
•Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.
•If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by our Public Stockholders may be less than $10.00 per Public Share.

PART I
ITEM 1.    BUSINESS
Overview
We are a blank check company incorporated in Delaware on January 27, 2021 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar partnering transaction with one or more businesses that we have not yet identified (a “Partnering Transaction”). Unless otherwise stated or the context otherwise indicates, all references in this report to “PHPC,” the “Company,” “us,” “our” or “we” mean Post Holdings Partnering Corporation.
On January 27, 2021, PHPC Sponsor, LLC (our “Sponsor”) paid an aggregate of $25,000 for certain expenses on our behalf in exchange for the issuance of 11,500,000 shares of our Series F common stock, $0.0001 par value per share (the “Founder Shares”), for a purchase price of approximately $0.002 per Founder Share. On April 8, 2021, our Sponsor surrendered 2,875,000 Founder Shares to us for no consideration resulting in an aggregate of 8,625,000 Founder Shares outstanding. As a result of such surrender, the per Founder Share purchase price increased to approximately $0.003 per share. Prior to the initial investment in us of $25,000 by our Sponsor, we had no assets, tangible or intangible.
On May 28, 2021, we consummated the initial public offering of 30,000,000 units (the “Units”) at an offering price of $10.00 per Unit, generating total gross proceeds of $300,000,000. Each Unit consists of one share of Series A common stock, $0.0001 par value per share (the “Series A common stock” and such shares, the “Public Shares”) and one-third of one redeemable warrant (the “Public Warrants”). Each whole Public Warrant entitles the holder thereof to purchase one share of Series A common stock at an exercise price of $11.50 per share, subject to certain adjustments. Our Sponsor purchased 4,000,000 of the Units sold in our initial public offering at the offering price of $10.00 per Unit (the “Affiliated Units”). The Units, Public Shares and Public Warrants are each traded on the New York Stock Exchange (the “NYSE”) under the symbol “PSPC.U”, “PSPC” and “PSPC WS”, respectively.
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
On May 28, 2021, in conjunction with the closing of the initial public offering, we consummated the private sale of 1,000,000 units (the “Private Placement Units”) at a purchase price of $10.00 per Private Placement Unit to our Sponsor, generating total gross proceeds of $10,000,000. Concurrently with the sale of the Over-Allotment Units, our Sponsor purchased an additional 90,000 Private Placement Units for total gross proceeds of $900,000. Each Private Placement Unit consists of one share of Series A common stock (the “Private Placement Shares”) and one-third of one warrant, each whole warrant entitling our Sponsor to purchase one share of Series A common stock at an exercise price of $11.50 per share, subject to certain adjustments (the “Private Placement Warrants”). The term “Private Placement” as used herein generally refers to the consummation of the private sale of Private Placement Units on May 28, 2021 and the private sale of Private Placement Units in conjunction with the sale of the Over-Allotment Units on June 3, 2021.
On May 28, 2021, we also entered into a forward purchase agreement (the “Forward Purchase Agreement”) with our Sponsor pursuant to which our Sponsor committed to purchase from us, at our election, up to 10,000,000 forward purchase units (the “Forward Purchase Units”), with each Forward Purchase Unit consisting of one share of Series B common stock, $0.0001 par value per share (the “Series B common stock” and such shares, the “Forward Purchase Shares”), and one-third of one warrant to purchase one share of Series A common stock (the “Forward Purchase Warrants” and, collectively with the Public Warrants and the Private Placement Warrants, the “Warrants”), for $10.00 per Forward Purchase Unit, in an aggregate amount of up to $100,000,000, in a private placement that will close concurrently with the closing of our Partnering Transaction. The proceeds from the sale of these Forward Purchase Units, together with the amounts available to us from the trust account (the “Trust Account”), located in the United States (the “U.S.”) with Continental Stock Transfer & Trust Company acting as trustee (after giving effect to any redemptions of Public Shares), and any other equity or debt financing obtained by us in connection with the Partnering Transaction, will be used to satisfy the cash requirements of the Partnering Transaction, including funding the purchase price, paying expenses and retaining specified amounts to be used by the post-Partnering Transaction company for working capital or other purposes. To the extent that the amounts available from the Trust Account and other financing are sufficient for such cash requirements, our Sponsor may purchase, at our election, less than 10,000,000 Forward Purchase Units. The terms of the Forward Purchase Warrants will generally be identical to the terms of the Public Warrants included in the Units issued in our IPO.

Post and our Sponsor
Our Sponsor is a wholly-owned subsidiary of Post Holdings, Inc. (“Post”), a consumer packaged goods (“CPG”) holding company with a long history of value creation via strategic corporate actions and efficient capital allocation. Today, Post operates as a holding company for six distinct businesses. Four of the businesses are wholly-owned, including Post Consumer Brands, Weetabix, Foodservice and Refrigerated Retail, while two of the businesses are held as investments in non-wholly-owned subsidiaries. Post is familiar with operating as a public company with a complex organizational structure, and its operating model with its existing subsidiaries is similar to the expected relationship with our ultimate target business, making Post uniquely qualified to sponsor our business.
Each of Post’s six businesses has its own management and operating structure, while capital allocation and mergers and acquisitions (“M&A”) are centrally-managed by Post. The subsidiary businesses are unified, but not operationally integrated, by select shared services across the portfolio related to food safety, regulatory and compliance oversight; treasury; finance; investor relations; tax; select information technology; human resources; and corporate legal. Decentralization allows each business to flexibly and quickly respond to market movements and enables them to be separated in the future without significant disintegration effects or stranded costs.
Stemming from its own strategic principles, Post could provide the following support to our ultimate target business:
•Consumer products industry expertise and relationships. Post’s management team has a collective 100+ years of industry experience in consumer products. Robert V. Vitale, our President and Chief Investment Officer and the president, chief executive officer and a board member of Post, additionally serves on the board of directors of Energizer Holdings, Inc., a publicly-traded company operating in the household products category. The management team’s relationships with business managers and operators across all corporate functions, as well as among the financial communities that invest in CPG businesses, provide the target candidate access to best-in-class leadership and strategic acumen.
•M&A experience and capabilities, including access to deal flow. Post has completed over 20 acquisitions since 2012, building the relationships that place it at the nexus of deal flow between strategic and sponsor transactions, while developing the resources and experience to move quickly and decisively. Since future M&A opportunity is a major consideration in our selection of an ultimate target, Post is a valuable resource.
•Tax and structuring expertise and resources. Post’s own corporate organization and transaction experience provide administrative resources and third party relationships that will help optimize corporate and deal structure.
•Capitalization formation and ongoing balance sheet management. Post provides treasury services to its business units and its affiliate investments under master services agreements, so an extension of its guidance to our business is a natural step to leverage its expertise. Post takes a thoughtful, appropriately aggressive and proactive approach to balance sheet management, having flexed up and down leverage for acquisitions since its spin-off from Ralcorp Holdings, Inc. in 2012.
•Experienced manager of a public company. Post management has deep expertise in leading a public company. Post intends to leverage its experience to support the target candidate as it enters the public markets for the first time.
•Potential shared services. While we are not integrated into Post as a wholly-owned subsidiary, we anticipate having a similar relationship to Post as Post’s current subsidiaries. Post and management will take into account potential revenue and cost synergies that might be available based on common capabilities, customers, operations or distribution channels in evaluating potential partnering opportunities; Post may be able to offer certain administrative services to leverage costs across a larger portfolio.
Post aims to help build a foundation for our long-term success, and will continue to lend us its expertise, resources and guidance as we continue on our journey as a public company. While we expect Post to provide expertise, it is not obligated to and there is no guarantee it will source a Partnering Transaction. Post will not receive any additional compensation or finder’s fees from sourcing or providing financing for our Partnering Transaction. However, as a result of Post’s indirect ownership of our Founder Shares, Affiliated Units, Private Placement Units and Forward Purchase Units, it may derive economic benefits from such securities. The amount of such economic benefits to Post cannot yet be determined. Any financing provided by Post is expected to be on terms, taken as a whole, that would be at least as favorable to us as could be obtained from a third party.
Our Business Strategy
Our strategy is to identify, enter into a Partnering Transaction with and, after such transaction, fundamentally enhance a company by providing access to the public markets. We intend to enter into a Partnering Transaction with a company in the consumer products industry that complements the experience and expertise of our management team and is a business to which we believe we can add value.
Our management team is deeply familiar with the trends of our target industries and brings an investing approach that offers multiple competitive advantages in sourcing, evaluating and executing on opportunities, including:
•Long-term investment horizon. Post’s management takes a long-term, strategic view when evaluating Post’s various operating businesses and is less concerned with seeking profits based on near-term volatility or temporary market disruptions.
•Attractive risk-adjusted returns. We believe we can create significant value through efficient capital allocation, appropriately aggressive balance sheet management and a business model that focuses on outsized growth prospects and free cash flow generation.
•Sophisticated transaction structuring to enhance value. We will be creative in our deal structures in order to maximize value creation for our investors and stockholders.
•Differentiated deal sourcing across consumer sectors. Post management is at the nexus of deal flow for both strategics and sponsors. We believe that the capabilities and connections of our management team, in combination with those of Post, will continue to provide us with a differentiated pipeline of transaction opportunities that would be difficult for other participants in the M&A markets to replicate.
•Speed and agility to consummate a Partnering Transaction. Our team has proven managerial expertise in deal execution having previously acquired and divested a number of businesses. We believe that we are able to conduct candidate sourcing, screening, diligence and execution thoughtfully and efficiently as opportunities arise.
Our Investment Criteria
We have identified general criteria and guidelines for selecting an appropriate target, which we believe are important in evaluating prospective target businesses:
•Fundamental business value. We look for businesses that exhibit certain attributes, such as consumer utility, strong brand awareness and unique value propositions anchored by effective distribution and solid household penetration. We are also looking for businesses that are future-forward and disruptive in the way that they operate and/or the value proposition that they offer to consumers.
•Attractive categories within the consumer products industry broadly. Categories where competitive dynamics remain supportive of growth opportunities, there are pockets of growth or pent-up demand, adjacency opportunities, multiple routes to market or consolidation potential.
•Well-established strategic moat. Entrenched, defensible leadership positions in core growth categories.
•Strong margin potential. Attractive gross margin and adjusted earnings before interest, income taxes, depreciation and amortization (“EBITDA”) margin performance with identifiable opportunities for organic growth and operating leverage through increased scale.
•Strong free cash flow capability. Limited capital expenditure needs and modest working capital requirements to drive strong cash generation.
•Portfolio optionality. Our goal is to build multiple paths to value creation, either with in-bound or out-bound M&A. We favor businesses with platform opportunities, where the structure of a candidate enables building or disaggregating consumer products businesses over time.
•Experienced management team. We seek businesses with deep, experienced and talented management teams to lead the business and have responsibility for driving operating results.
•Desire to become a standalone public company. We seek a business that has a desire to become a standalone public company and retain its economic autonomy.
These criteria and guidelines are not intended to be exhaustive. Further, we use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our Partnering Transaction with a candidate that does not meet these criteria and guidelines. Any evaluation relating to the merits of a particular Partnering Transaction may be based, to the extent relevant, on these general criteria and guidelines, as well as other considerations, factors and criteria deemed relevant by our management in effecting our Partnering Transaction consistent with our business objectives. In the event that we decide to enter into our Partnering Transaction with a candidate that does not meet the above criteria and guidelines, we will disclose that the candidate does not meet the above criteria in our stockholder communications related to our Partnering Transaction, which, as discussed in this report, would be in the form of tender offer documents or proxy solicitation materials that we would file with the U.S. Securities and Exchange Commission (the “SEC”).
While our Series A, Series B and Series C common stock capital structure with its low vote, high vote and no vote, respectively, features differs from the typical capital structure of many other special purpose acquisition companies, we expect to maintain this capital structure following our Partnering Transaction. See “Risks Relating to our Securities — The voting structure of our common stock will have the effect of concentrating voting power with our Sponsor, which will limit a stockholder’s ability to influence our policies and the outcome of important transactions, including a change in control” in Item 1A of Part I of this report. However, maintenance of this capital structure is not a condition for us to evaluate acquisition opportunities and we may, in our sole discretion, seek to amend our amended and restated certificate of incorporation to eliminate our Series B common stock or its high vote feature in connection with our Partnering Transaction.
Our Competitive Strengths
The sourcing, valuation, diligence and execution capabilities of our management team and Post provides us with a significant pipeline of opportunities from which to evaluate and select a business that will benefit from our expertise. Our competitive strengths include the following core principles by which we govern ourselves:
•Long-term orientation. Closing our Partnering Transaction is important, but we are intensely focused on long-term share price performance and the interests of our common stockholders post-closing.
•Partnership model. We are not reliant on finding a company which needs operational improvement, cost-cutting or replacing senior management. We are not activist investors. We are not buyout specialists. We are not short-term promoters. We have a long-term partnership mentality and collaborative investment model which is grounded and driven by our belief in fairness and alignment of interests.
•Committed co-investment capital. Post, through our Sponsor, has committed to co-investing alongside public market investors, as evidenced by its purchase of $40,000,000 of Units in our initial public offering, its purchase of $10,900,000 of Private Placement Units in our Private Placement and its agreement to purchase, at our election, up to $100,000,000 of Forward Purchase Units upon consummation of our Partnering Transaction. We believe that our committed capital in conjunction with our aligned economic interests will allow us to enter into a Partnering Transaction with a high quality company.
•Continued ownership. We are focused on partnering with management teams who are focused on long-term compounded growth and existing owners who may want to continue ownership in a high quality asset, but need to provide liquidity to existing stockholders and/or limited partners. PHPC provides an ability to transition ownership to the public market, which is deeper and more liquid than the private market, in a disciplined fashion and for existing owners to share in the future upside potential over the long term.
•Deep experience of our Sponsor and our management team. We believe that our ability to leverage the operational experience of Post, which has completed over 20 acquisitions since 2012 across a wide spectrum of size, subsector and ownership structures, provides us with a distinct advantage in being able to source, diligence and add value post-closing of the Partnering Transaction.
•Differentiated sourcing channels with leading industry, private equity and venture capital relationships. Our management team and our Sponsor believe the capabilities and connections associated with our management team provide us with a differentiated pipeline of partnering opportunities that would be difficult for other participants in the market to replicate. We believe these sourcing capabilities are further bolstered by our management team’s reputation and deep industry, private equity and venture capital relationships.
•Investing experience. Our management team and our Sponsor believe that our management’s track record of identifying and sourcing transactions in the consumer sector positions us well to appropriately evaluate potential target candidates and select one that will be well received by the public markets and our stockholders.
•Post-closing value-add capabilities and requirements. Our management team and our Sponsor believe that our combined expertise and reputation will allow us to drive meaningful value post-closing with the target company. If our value-add is not readily identifiable, then we will choose not to execute that Partnering Transaction.
We believe our ability to complete a Partnering Transaction is enhanced by our having entered into the Forward Purchase Agreement with our Sponsor pursuant to which our Sponsor committed to purchase from us, at our election, up to 10,000,000 Forward Purchase Units, in an aggregate amount of up to $100,000,000, in a private placement that will close concurrently with the closing of our Partnering Transaction.

Our Process
In evaluating a prospective target candidate, we conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management and employees and inspection of physical assets, as well as a review of financial, operational, legal and other information made available to us. We also employ third party diligence to support our internal efforts where appropriate.
We are not prohibited from pursuing a Partnering Transaction with a business that is owned by our Sponsor or by Post, 8th Avenue Food & Provisions, Inc., BellRing Brands, Inc., Lewis & Clark Partners or any of their subsidiaries or any other entities with an executive management team that may from time to time include one or more members of our management team (collectively, “Related Companies”), or making the acquisition through a joint venture or other form of shared ownership with any of them. In the event we seek to complete our Partnering Transaction with a target that is owned by one of the Related Companies, a committee of our independent and disinterested directors will obtain an opinion from an independent investment banking firm or another accounting, valuation or appraisal firm that such Partnering Transaction is fair to our Company from a financial point of view. However, we are not required to obtain such an opinion in any other context.
Each of our officers and directors may have a conflict of interest with respect to evaluating a particular Partnering Transaction if the retention or resignation of any such officers and directors was included by a candidate business as a condition to any agreement with respect to our Partnering Transaction.
As described under “Conflicts of Interest” in Item 10 of Part III of this report, each of our officers and directors has, and any of them in the future may have, additional fiduciary or contractual obligations to one or more other entities, including, in certain cases, to Post, pursuant to which such officer or director may be required to present a Partnering Transaction opportunity to such entities before he or she presents such opportunity to us. Also, none of our Sponsor or any of our directors or officers is prohibited from sponsoring, investing or otherwise becoming involved with any other blank check companies, including in connection with their own partnering transactions. Accordingly, if any of our officers or directors becomes aware of a Partnering Transaction opportunity to which he or she has then-current fiduciary or contractual obligations to present such opportunity to another entity, including, in certain cases, to Post, he or she may only present such opportunity to us if such other entity, including, in certain cases, Post, rejects the opportunity. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company, such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue and such person has no fiduciary or contractual obligation to present the opportunity to any other person or entity, including, in certain cases, to Post. We do not believe, however, that the fiduciary, contractual or other obligations or duties of our officers or directors will materially affect our ability to complete our Partnering Transaction. We believe that potential conflicts with Post are naturally mitigated by the differing nature of the investments Post would typically consider most synergistic to the existing Post businesses and the types of transactions we expect to find most attractive based, in part, on transaction size and ability to operate as a standalone public company. Notwithstanding our belief regarding natural mitigation, Post and its subsidiaries may compete with us for acquisition opportunities that fall within Post’s investment objectives or strategies. A decision by Post to pursue an opportunity would preclude us from pursuing it and could have a negative impact on our ability to complete our Partnering Transaction.
You should not rely on the historical record or performance of Post or our management team as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. See “Risks Relating to Our Search for, and Consummation of or Inability to Consummate, a Partnering Transaction — Past performance by Post and members of our management team may not be indicative of future performance of an investment in us” in Item 1A of Part I of this report.
Partnering Transaction
The NYSE listing rules require that our Partnering Transaction must be with one or more target businesses that have an aggregate fair market value equal to at least 80% of the value of the Trust Account (excluding any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of our signing of a definitive agreement in connection with our Partnering Transaction. We refer to this as the 80% of net assets test. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our Partnering Transaction, although there is no assurance that will be the case.
We anticipate structuring our Partnering Transaction so that the post-transaction company (in which holders of our Public Shares (“Public Stockholders”) own or acquire shares) will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our Partnering Transaction such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such Partnering Transaction if the post-transaction company owns or acquires 50% or more of the outstanding voting power of the outstanding capital stock of the target or otherwise acquires an interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the outstanding voting power of the outstanding capital stock of the target, our stockholders prior to our Partnering Transaction may collectively own a minority interest (economic and/or voting) in the post-Partnering Transaction company, depending on, among other things, valuations ascribed to the target and us in our Partnering Transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock, shares or other equity interests of a target business, issue a substantial number of new shares to third parties in connection with financing our Partnering Transaction or our Sponsor could convert some or all of its Series B common stock into Series A common stock. In such cases, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock or other changes to our capital structure, our stockholders immediately prior to such transaction (including our Sponsor) could own less than a majority of our outstanding shares of common stock subsequent to such transaction and therefore a minority interest (economic and/or voting) in the post-transaction company. If less than 100% of the outstanding equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired by us is what will be valued for purposes of the 80% of net assets test. If our Partnering Transaction involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. Notwithstanding the foregoing, if we are not then listed on the NYSE for whatever reason, we would no longer be required to meet the foregoing 80% of net assets test.
Sourcing of Potential Partnering Transaction Targets
We believe our management team’s significant transaction experience and industry relationships with companies will continue to provide us with a substantial number of potential Partnering Transaction targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships. This network has grown through the activities of our management team sourcing, acquiring, financing and selling businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.
We believe this network provides our management team with a robust and consistent flow of acquisition opportunities that are proprietary or that have a limited group of investors that are invited to participate in the sale process. We believe that the network of contacts and relationships of our management team have and will continue to provide us with important sources of acquisition opportunities. In addition, we anticipate that target business candidates will continue to be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions.
We are not prohibited from pursuing a Partnering Transaction with a business that is owned by our Sponsor or any of the Related Companies, or making the acquisition through a joint venture or other form of shared ownership with any of them. In the event that we seek to complete our Partnering Transaction with a target that is owned by any of the Related Companies or our Sponsor, our officers, directors, we or a committee of our independent and disinterested directors will obtain an opinion from an independent investment banking firm or another accounting, valuation or appraisal firm that such Partnering Transaction is fair to our Company from a financial point of view. However, we are not required to obtain such an opinion in any other context.
See “Conflicts of Interest” in Item 10 of Part III of this report for information regarding limitations on our access to investment opportunities sourced by members of our management team, Post and other entities in which members of our management team are involved, including a list of our executive officers and directors and entities for which a conflict of interest may or does exist between such officers and our Company.
Status as a Public Company
We believe our structure makes us an attractive Partnering Transaction counterparty to target businesses. As an existing public company, we offer target businesses an alternative to the traditional initial public offering through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar partnering transaction. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost-effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a Partnering Transaction with us.

Furthermore, once a proposed Partnering Transaction is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of that fiscal year’s second fiscal quarter and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period.
Financial Position
As of December 31, 2021, we had approximately $345,000,000 in the Trust Account that we may use to complete our Partnering Transaction, excluding payment of $10,675,000 of deferred underwriting commissions payable upon consummation of our Partnering Transaction. With the funds available in the Trust Account and up to $100,000,000 that may be received pursuant to the Forward Purchase Agreement, we offer a target business a variety of options, such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our Partnering Transaction using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.
Effecting our Partnering Transaction
We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our Partnering Transaction using cash from the proceeds of our IPO and the sale of the Private Placement Units and Forward Purchase Units, our capital stock, debt or a combination of these as the consideration to be paid in our Partnering Transaction. We may seek to complete our Partnering Transaction with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.
If our Partnering Transaction is paid for using equity or debt or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our Partnering Transaction or used for redemption of our Public Shares, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our Partnering Transaction, to fund the purchase of other businesses or for working capital.
In addition to the Forward Purchase Agreement, we may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our Partnering Transaction, and we may effectuate our Partnering Transaction using the proceeds of such offerings or loans rather than using the amounts held in the Trust Account.
In the case of a Partnering Transaction funded with assets other than the Trust Account assets, our tender offer documents or proxy materials disclosing the Partnering Transaction would disclose the terms of the financing and, only if required by applicable law or we decide to do so for business or other reasons, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our Partnering Transaction. Other than the Forward Purchase Agreement, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.
Selection of a Target Business and Structuring of our Partnering Transaction
The NYSE’s listing rules require that our Partnering Transaction must be with one or more target businesses that have an aggregate fair market value equal to at least 80% of the value of the Trust Account (excluding any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of our signing of a definitive agreement in connection with our Partnering Transaction. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our Partnering Transaction, although there is no assurance that will be the case. Subject to this requirement, our management has virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we are not permitted to effectuate our Partnering Transaction solely with another blank check company or a similar company with nominal operations.
In any case, we will only complete a Partnering Transaction if the post-transaction company owns or acquires 50% or more of the outstanding voting power of the outstanding capital stock of the target or otherwise acquires an interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. If less than 100% of the outstanding equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired by us is what will be valued for purposes of the 80% of net assets test. There is no basis for our stockholders to evaluate the possible merits or risks of any target business with which we may ultimately complete our Partnering Transaction.
To the extent we effect our Partnering Transaction with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all of the significant risk factors.
In evaluating a prospective target business, we conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews and inspection of facilities, as well as a review of financial, operational, legal and other information made available to us.
The time required to select and evaluate a target business and to structure and complete our Partnering Transaction, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our Partnering Transaction is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another Partnering Transaction.
Lack of Business Diversification
For an indefinite period of time after the completion of our Partnering Transaction, the prospects for our success may depend entirely on the future performance of a single business.
By completing our Partnering Transaction with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several partnering transactions in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:
•solely dependent upon the performance of a single business, property or asset; or
•dependent upon the development or market acceptance of a single or limited number of products, processes or services.
This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our Partnering Transaction.
Potential Management Concerns Post-Partnering Transaction
Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our Partnering Transaction with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our Partnering Transaction, it is possible that members of the management of an acquisition candidate will not wish to remain in place and it is highly unlikely that any of them will devote their full efforts to our affairs subsequent to our Partnering Transaction. Moreover, members of our management team may not have significant experience or knowledge relating to the operations of the particular target business.
Some or all of our key personnel may not remain in senior management or advisory positions with the post-Partnering Transaction company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our Partnering Transaction.

Following our Partnering Transaction, we may seek to recruit additional managers to supplement the incumbent management team of the target business. We may not have the ability to recruit additional managers, or additional managers may not have the requisite skills, knowledge or experience necessary to enhance the incumbent management team.
Stockholders May Not Have the Ability to Approve our Partnering Transaction
We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by Delaware law or stock exchange rule, or we may decide to seek stockholder approval for business or other reasons. Presented in the table below is a graphic explanation of the types of Partnering Transactions we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the Company	No
Merger of target into a subsidiary of the Company	No
Merger of the Company with a target	Yes

Under the NYSE’s listing rules, stockholder approval would be required for our Partnering Transaction if, for example:
•we issue (other than in a public offering for cash) shares of common stock that will either (a) be equal to or in excess of 20% of the number of shares of common stock then outstanding or (b) have voting power equal to or in excess of 20% of the voting power then outstanding;
•any of our directors, officers or substantial security holders (as defined by the NYSE rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of shares of common stock could result in an issuance that exceeds either 5% of the number of shares of common stock or 5% of the voting power outstanding before issuance; or
•the issuance or potential issuance will result in our undergoing a change of control.
The decision as to whether we will seek stockholder approval of a proposed Partnering Transaction in those instances in which stockholder approval is not required by Delaware law or stock exchange rule will be made by us, solely in our discretion, and will be based on business and other reasons, which include a variety of factors, including, but not limited to:
•the timing of the transaction, including in the event we determine stockholder approval would require additional time and there is either not enough time to seek stockholder approval or doing so would place the Company at a disadvantage in the transaction or result in other additional burdens on the Company;
•the expected cost of holding a stockholder vote;
•the risk that the stockholders would fail to approve the proposed Partnering Transaction;
•other time and budget constraints of the Company; and
•additional legal complexities of a proposed Partnering Transaction that would be time-consuming and burdensome to present to stockholders.
Permitted Purchases and other Transactions with respect to our Securities
In the event we seek stockholder approval of our Partnering Transaction and we do not conduct redemptions in connection with our Partnering Transaction pursuant to the tender offer rules, our Sponsor, directors, officers or advisors or any of the Related Companies and their directors, officers or advisors may purchase Public Shares or Public Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our Partnering Transaction. There is no limit on the number of securities such persons may purchase. Additionally, at any time at or prior to our Partnering Transaction, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsor, directors, officers or advisors or any of the Related Companies or their directors, officers or advisors may enter into transactions with investors and others to provide them with incentives to acquire Public Shares, vote their Public Shares in favor of our Partnering Transaction or not redeem their Public Shares. However, they have no current commitments, plans or intentions to engage in such purchases or other transactions and have not formulated any terms or conditions for any such purchases or other transactions. None of the funds held in the Trust Account will be used to purchase Public Shares or Public Warrants in such transactions. Such persons will be subject to restrictions in making any such purchases when they are in possession of any material non-public information or if such purchases are prohibited by Regulation M under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which requires insiders to refrain from purchasing securities during certain blackout periods and when they are in possession of any material non-public information. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including, but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.
In the event that our Sponsor, directors, officers or advisors or any of the Related Companies or their directors, officers or advisors purchase Public Shares in privately negotiated transactions from Public Stockholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our Partnering Transaction, such selling Public Stockholders would be required to revoke their prior elections to redeem their Public Shares and any proxy to vote against our Partnering Transaction. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.
The purpose of any such transaction could be to (1) vote such shares in favor of the Partnering Transaction and thereby increase the likelihood of obtaining stockholder approval of the Partnering Transaction, (2) reduce the number of Public Warrants outstanding or to vote such Public Warrants on any matters submitted to the Public Warrant holders for approval in connection with our Partnering Transaction or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the consummation of our Partnering Transaction, where it appears that such requirement would otherwise not be met. Any such transactions may result in the completion of our Partnering Transaction that may not otherwise have been possible.
In addition, if such purchases are made, the public “float” of our shares of Series A common stock or Warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.
Our Sponsor, officers, directors and advisors anticipate that they may identify the stockholders with whom our Sponsor, officers, directors or advisors or any of the Related Companies or their officers, directors or advisors may pursue privately negotiated transactions by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders (in the case of Public Shares) following our mailing of proxy materials in connection with our Partnering Transaction. To the extent that our Sponsor, officers, directors or advisors or any of the Related Companies or their officers, directors or advisors enter into a private transaction, they would identify and contact only potential selling or redeeming stockholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against our Partnering Transaction. Such persons would select the stockholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a Public Stockholder would receive if it elected to redeem its Public Shares in connection with our Partnering Transaction. Our Sponsor, officers, directors or advisors or any of the Related Companies or their officers, directors or advisors will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and all other federal securities laws.
Any purchases by any person who is an affiliated purchaser under Rule 10b-18 of the Exchange Act will be restricted unless such purchases are made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our Sponsor, officers and directors and any of the Related Companies and their officers and directors will be restricted from making purchases of common stock if such purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.
Redemption Rights for Public Stockholders upon Completion of our Partnering Transaction
We will provide our Public Stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our Partnering Transaction at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Partnering Transaction, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares, subject to certain limitations. At completion of the Partnering Transaction, we will be required to purchase any Public Shares properly delivered for redemption and not withdrawn. The amount in the Trust Account is initially anticipated to be $10.00 per Public Share. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our Partnering Transaction with respect to our Warrants. The per-share amount we will distribute to Public Stockholders who properly redeem their Public Shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our Sponsor, executive officers and directors entered into a letter agreement with us on May 25, 2021 (the “Letter Agreement”), pursuant to which they have agreed to waive their redemption rights with respect to any shares of Series A common stock and Founder Shares (including any shares of our Series B common stock or Series A common stock issued upon conversion therefrom) held by them in connection with the completion of our Partnering Transaction.
Manner of Conducting Redemptions
We will provide our Public Stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our Partnering Transaction either: (1) in connection with a stockholder meeting called to approve the Partnering Transaction; or (2) by means of a tender offer. At completion of the Partnering Transaction, we will be required to purchase any Public Shares properly delivered for redemption and not withdrawn. Except as required by Delaware law or stock exchange rule, the decision as to whether we will seek stockholder approval of a proposed Partnering Transaction or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our Company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would typically require stockholder approval. If we structure a Partnering Transaction with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed Partnering Transaction. We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by applicable law or stock exchange rule or we choose to seek stockholder approval for business or other reasons.
If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:
•conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and
•file tender offer documents with the SEC prior to completing our Partnering Transaction which contain substantially the same financial and other information about the Partnering Transaction and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.
Upon the public announcement of our Partnering Transaction, we and our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Series A common stock in the open market if we elect to redeem our Public Shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.
In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our Partnering Transaction until the expiration of the tender offer period. In addition, the tender offer will be conditioned on Public Stockholders not tendering more than a specified number of Public Shares, which number will be based on the requirement that we may not redeem Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our Partnering Transaction. If Public Stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such Partnering Transaction, and we instead may search for an alternate Partnering Transaction (including, potentially, with the same target).
If, however, stockholder approval of the transaction is required by applicable law or stock exchange rule, or we decide to obtain stockholder approval for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:
•conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and
•file proxy materials with the SEC.
We expect that a final proxy statement would be mailed to Public Stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A of the Exchange Act in connection with any stockholder vote even if we are not able to maintain our NYSE listing or Exchange Act registration.

In the event that we seek stockholder approval of our Partnering Transaction, we will distribute proxy materials and, in connection therewith, provide our Public Stockholders with the redemption rights described above upon the consummation of the Partnering Transaction.
If we seek stockholder approval of our Partnering Transaction, we will complete our Partnering Transaction only if a majority of the outstanding shares of our common stock voted are voted in favor of the Partnering Transaction, subject to any other vote required by applicable law. A quorum for such meeting will consist of the holders present in person or by proxy of shares of our outstanding capital stock representing a majority of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our Sponsor, executive officers and directors will count towards this quorum and, pursuant to the Letter Agreement, have agreed to vote any shares of Series A common stock and Founder Shares (including any shares of our Series B common stock or Series A common stock issued upon conversion therefrom) held by them in favor of our Partnering Transaction. We expect that at the time of any stockholder vote relating to our Partnering Transaction, our Sponsor and its permitted transferees will own approximately 31% of our outstanding shares of common stock (including the Private Placement Shares underlying the Private Placement Units and the Public Shares underlying the Affiliated Units) entitled to vote thereon. These quorum and voting thresholds and agreements may make it more likely that we will consummate our Partnering Transaction. Each Public Stockholder may elect to redeem its Public Shares without voting and, if it does vote, irrespective of whether it votes for or against the proposed transaction. In addition, our Sponsor, executive officers and directors entered into the Letter Agreement, pursuant to which they have agreed to waive their redemption rights with respect to any shares of Series A common stock and Founder Shares (including any shares of our Series B common stock or Series A common stock issued upon conversion therefrom) held by them in connection with the completion of a Partnering Transaction.
Our amended and restated certificate of incorporation provides that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions. Redemptions of our Public Shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our Partnering Transaction. For example, the proposed Partnering Transaction may require: (1) cash consideration to be paid to the target or its owners; (2) cash to be transferred to the target for working capital or other general corporate purposes; or (3) the retention of cash to satisfy other conditions in accordance with the terms of the proposed Partnering Transaction. In the event the aggregate cash consideration we would be required to pay for all of the Public Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Partnering Transaction exceed the aggregate amount of cash available to us, we will not complete the Partnering Transaction or redeem any shares, and all Public Shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Partnering Transaction (including, potentially, with the same target).
Limitation on Redemption upon Completion of our Partnering Transaction if we Seek Stockholder Approval
Notwithstanding the foregoing redemption rights, if we seek stockholder approval of our Partnering Transaction and we do not conduct redemptions in connection with our Partnering Transaction pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its Public Shares with respect to more than an aggregate of 15% of the Public Shares sold in our IPO, which we refer to as “Excess Shares,” without our prior consent. We believe this restriction will discourage stockholders from accumulating large blocks of Public Shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed Partnering Transaction as a means to force us or our Sponsor to purchase their Public Shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a Public Stockholder holding more than an aggregate of 15% of the Public Shares sold in our IPO could threaten to exercise its redemption rights if such holder’s Public Shares are not purchased by us or our Sponsor at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem to no more than 15% of the Public Shares sold in our IPO, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our Partnering Transaction, particularly in connection with a Partnering Transaction with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our Partnering Transaction.
Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights
We may require our Public Stockholders seeking to exercise their redemption rights, whether they are record holders or hold their Public Shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the scheduled vote on the proposal to approve the Partnering Transaction in the event we distribute proxy materials, or to deliver their Public Shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, rather than simply voting against the Partnering Transaction at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to our Public Stockholders in connection with our Partnering Transaction will indicate whether we are requiring Public Stockholders to satisfy such delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its Public Shares. Accordingly, a Public Stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the scheduled vote on the Partnering Transaction if we distribute proxy materials, as applicable, to tender its Public Shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a stockholder vote, a final proxy statement would be mailed to Public Stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their Public Shares.
There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System. The transfer agent will typically charge the tendering broker a fee of approximately $80 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.
The foregoing is different from the procedures used by some blank check companies. In order to perfect redemption rights in connection with their partnering transactions, some blank check companies would distribute proxy materials for the stockholders’ vote on a partnering transaction, and a holder could simply vote against a proposed partnering transaction and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the partnering transaction was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the partnering transaction during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the partnering transaction until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the Partnering Transaction is approved.
Any request to redeem such Public Shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or two business days prior to the scheduled date of the stockholder meeting set forth in our proxy materials, as applicable (unless we elect to allow additional withdrawal rights). Furthermore, if a Public Stockholder delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to Public Stockholders electing to redeem their Public Shares will be distributed promptly after the completion of our Partnering Transaction.
If our Partnering Transaction is not approved or completed for any reason, then our Public Stockholders who elected to exercise their redemption rights would not be entitled to redeem their Public Shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by Public Stockholders who elected to redeem their Public Shares.
If our proposed Partnering Transaction is not completed, we may continue to try to complete a Partnering Transaction until 24 months from the closing of our initial public offering (or 27 months from the closing of our initial public offering if we have executed a letter of intent, agreement in principle or definitive agreement for a Partnering Transaction within 24 months from the closing of our initial public offering (such 24-month or 27-month period, the “Combination Period”)) or during any extended time that we have to consummate a Partnering Transaction beyond the Combination Period as a result of a stockholder vote to amend our amended and restated certificate of incorporation (an “Extension Period”).
Redemption of Public Shares and Liquidation if No Partnering Transaction
Our amended and restated certificate of incorporation provides that we have only the Combination Period to complete our Partnering Transaction. If we have not completed our Partnering Transaction within such Combination Period or during any Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants, which will expire worthless if we fail to complete our Partnering Transaction within the Combination Period.
Our Sponsor, executive officers and directors have entered into the Letter Agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (including any shares of our Series B common stock or Series A common stock issued upon conversion therefrom) held by them if we fail to complete our Partnering Transaction within the Combination Period or during any Extension Period (although our Sponsor, officers and directors will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if we fail to complete our Partnering Transaction within the prescribed time frame).
Our Sponsor, executive officers and directors have agreed, pursuant to the Letter Agreement, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our Partnering Transaction or to redeem 100% of our Public Shares if we do not complete our Partnering Transaction within the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-Partnering Transaction activity, unless we provide our Public Stockholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares. However, we may not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions.
We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $2,444,148 of proceeds held outside the Trust Account (as of December 31, 2021), although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.
If we were to expend all of the net proceeds of our IPO and the sale of the Private Placement Units, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account and any tax payments or expenses for the dissolution of the trust, the per-share redemption amount received by stockholders upon our dissolution would be $10.00. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our Public Stockholders. The actual per-share redemption amount received by stockholders may be substantially less than $10.00. See “Risks Relating to Our Search for, and Consummation of or Inability to Consummate, a Partnering Transaction — If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by our Public Stockholders may be less than $10.00 per Public Share” in Item 1A of Part I of this report and other risk factors described below. Under Section 281(b) of the General Corporation Law of the State of Delaware (the “DGCL”), our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we may not have funds sufficient to pay or provide for all creditors’ claims.
Although we will continue to seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management team will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.
Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. In order to protect the amounts held in the Trust Account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of: (1) $10.00 per Public Share; and (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our Company and, therefore, our Sponsor may not be able to satisfy those obligations. We have not asked our Sponsor to reserve for such obligations. Therefore, our Sponsor may not be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our Partnering Transaction and redemptions could be reduced to less than $10.00 per Public Share. In such event, we may not be able to complete our Partnering Transaction, and our Public Stockholders would receive such lesser amount per share in connection with any redemption of their Public Shares. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses. We believe the likelihood of our Sponsor having to indemnify the Trust Account is limited because we will continue to endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
In the event that the proceeds in the Trust Account are reduced below the lesser of: (1) $10.00 per Public Share and (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in certain instances. For example, the cost of such legal action may be deemed by the independent directors to be too high relative to the amount recoverable or the independent directors may determine that a favorable outcome is not likely. Accordingly, due to claims of creditors, the actual value of the per-share redemption price may be substantially less than $10.00 per Public Share. See “Risks Relating to Our Search for, and Consummation of or Inability to Consummate, a Partnering Transaction — If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by our Public Stockholders may be less than $10.00 per Public Share” in Item 1A of Part I of this report and other risk factors described below.
We will continue to seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by continuing to endeavor to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. We have access to up to approximately $2,400,000 from the proceeds of the IPO and the sale of the Private Placement Units with which to pay any such potential claims (including costs and expenses incurred in connection with any liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our Trust Account could be liable for claims made by creditors.
Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our Public Stockholders upon the redemption of our Public Shares in the event we do not complete our Partnering Transaction within the required time period may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.
Furthermore, if the pro rata portion of our Trust Account distributed to our Public Stockholders upon the redemption of our Public Shares in the event we do not complete our Partnering Transaction within the required time period is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to

Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we have not completed our Partnering Transaction within the Combination Period or during any Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our Public Shares as soon as reasonably possible following the end of our acquisition period and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.
Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time, that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations will continue to be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will continue to seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account.
As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim would result in any liability extending to the Trust Account is remote. Further, our Sponsor may be liable only to the extent necessary to ensure that the amounts in the Trust Account are not reduced below the lesser of: (1) $10.00 per Public Share and (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims.
If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, we may not be able to return $10.00 per Public Share to our Public Stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our Company to claims of punitive damages, by paying Public Stockholders from the Trust Account prior to addressing the claims of creditors. Claims may be brought against us for these reasons. See “If, after we distribute the proceeds in the Trust Account to our Public Stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages” in Item 1A of Part I of this report.
A Public Stockholder will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (1) the completion of our Partnering Transaction and then, only in connection with those Public Shares that such stockholder has properly elected to redeem, subject to certain limitations; (2) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our Partnering Transaction or to redeem 100% of our Public Shares if we do not complete our Partnering Transaction within the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-Partnering Transaction activity; and (3) the redemption of all of our Public Shares if we have not completed our Partnering Transaction within the Combination Period, subject to applicable law. In no other circumstances will a Public Stockholder have any right or interest of any kind to or in the Trust Account. In the event we seek stockholder approval in connection with our Partnering Transaction, a stockholder’s vote in connection with our Partnering Transaction alone will not result in such stockholder redeeming its shares for an applicable pro rata share of the Trust Account. Such stockholder must have also exercised its redemption rights described above. Holders of Warrants will not have any rights to proceeds held in the Trust Account with respect to the Warrants.
Competition
We expect to continue to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources are relatively limited when contrasted with those of many of these competitors. Furthermore, our high vote capital structure differs from the typical capital structure of many other special purpose acquisition company competitors and may make us less attractive to an acquisition target or may make an acquisition more costly to complete. While we believe there are numerous target businesses we could potentially acquire with the net proceeds from our IPO and the sale of the Private Placement Units and Forward Purchase Units, our ability to compete with respect to the acquisition of certain target businesses that are sizable is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, our obligation to pay cash in connection with our Public Stockholders who properly exercise their redemption rights may reduce the resources available to us for our Partnering Transaction and our outstanding Warrants, and the future dilution they potentially represent, may not be viewed favorably by target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating and completing a Partnering Transaction.
Facilities
We currently maintain our executive offices at 2503 S. Hanley Road, St. Louis, Missouri 63144. The cost for this space is included in the $40,000 per month fee that we pay Post and certain of its subsidiaries for office space and administrative and support services. We consider our current office space adequate for our current operations.
Employees
We currently have two officers and do not intend to have any full-time employees prior to the completion of our Partnering Transaction. Such officers are both employees of Post and receive their compensation directly from Post. Members of our management team are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our Partnering Transaction. The amount of time that any such person will devote in any time period to our Company will vary based on whether a target business has been selected for our Partnering Transaction and the current stage of the Partnering Transaction process.
Periodic Reporting and Financial Information
We registered our Units, Public Shares and Public Warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this report contains, and our future annual reports will contain, financial statements audited and reported on by our independent registered public accounting firm.
We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the U.S. (“GAAP”) or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (the “PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our Partnering Transaction within the prescribed time frame. While this may limit the pool of potential Partnering Transaction candidates, we do not believe that this limitation is material.
We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022, as required by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirements on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls.

The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.
Prior to the date of this report, we filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the completion of our Partnering Transaction.
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are taking advantage of the benefits of this extended transition period.
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of that fiscal year’s second fiscal quarter and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period.
Available Information
We make available, free of charge, through our website (www.postpspc.com) reports we file with, or furnish to, the SEC, including our annual reports on Forms 10-K, quarterly reports on Forms 10-Q, current reports on Forms 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. The SEC maintains an internet site containing these reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Our corporate governance guidelines, our code of ethics and the charters of our audit and corporate governance and compensation committees of our board of directors also are available on our website, where they can be printed free of charge. All of these documents also are available to stockholders at no charge upon request sent to our corporate secretary (2503 S. Hanley Road, St. Louis, Missouri 63144, Telephone: 314-644-7600). The information and other content contained on our website are not part of (or incorporated by reference in) this report or any other document we file with the SEC.

ITEM 1A.    RISK FACTORS
In addition to the factors discussed elsewhere in this report, the following risks and uncertainties, some of which have occurred and any of which may occur in the future, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Although the risks below are organized by heading, and each risk is described separately, many of the risks are interrelated. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations and cash flows.
Risks Relating to Our Search for, and Consummation of or Inability to Consummate, a Partnering Transaction
We have no operating history and no revenues, and our stockholders have no basis on which to evaluate our ability to achieve our business objective.
We have no operating results. Because we lack an operating history, our stockholders have no basis upon which to evaluate our ability to achieve our business objective of completing our Partnering Transaction. We have no plans, arrangements or understandings with any prospective target business concerning a Partnering Transaction and may be unable to complete our Partnering Transaction. If we fail to complete our Partnering Transaction, we will never generate any operating revenues.
Our Public Stockholders may not be afforded an opportunity to vote on our proposed Partnering Transaction, which means we may complete our Partnering Transaction even though a majority of our Public Stockholders do not support such a transaction.
We may not hold a stockholder vote to approve our Partnering Transaction unless the Partnering Transaction would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other reasons. For example, the NYSE rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares of common stock to a target business as consideration in any Partnering Transaction. Therefore, if we were structuring a Partnering Transaction that required us to issue more than 20% of our outstanding shares of common stock, we would seek stockholder approval of such Partnering Transaction. However, except as required by Delaware law or stock exchange rule, the decision as to whether we will seek stockholder approval of a proposed Partnering Transaction or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction. Accordingly, we may consummate our Partnering Transaction even if holders of a majority of our outstanding Public Shares, or if holders of a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote, do not approve of the Partnering Transaction we consummate. See “Stockholders May Not Have the Ability to Approve our Partnering Transaction” within Item 1 Part I of this report for additional information.
Our Public Stockholders’ only opportunity to affect the investment decision regarding a potential Partnering Transaction will be limited to the exercise of their right to redeem their Public Shares from us for cash, unless we seek stockholder approval of such Partnering Transaction.
As of the date of this report, our Public Stockholders will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses in connection with their investment in us. Additionally, since our board of directors may complete a Partnering Transaction without seeking stockholder approval, Public Stockholders may not have the right or opportunity to vote on the Partnering Transaction. Accordingly, if we do not seek stockholder approval, our Public Stockholders’ only opportunity to affect the investment decision regarding a potential Partnering Transaction may be limited to exercising their redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our Public Stockholders in which we describe our Partnering Transaction.
If we seek stockholder approval of our Partnering Transaction, our Sponsor, executive officers and directors have agreed to vote in favor of such Partnering Transaction, regardless of how our Public Stockholders vote.
Our Sponsor, executive officers and directors have agreed (and their permitted transferees will agree) to vote our common stock held by them, if any, in favor of our Partnering Transaction. As a result, in addition to our Sponsor’s Founder Shares, Private Placement Shares and Public Shares, we would need 8,392,501, or 27.5% (assuming all outstanding shares are voted), or none (assuming only the minimum number of shares representing a quorum are voted), of the 30,500,000 Public Shares sold in our IPO to investors other than our Sponsor to be voted in favor of a Partnering Transaction in order to have such Partnering Transaction approved. We expect that our Sponsor and its permitted transferees will own approximately 31% of our outstanding shares of common stock (including the Private Placement Shares underlying the Private Placement Units and the Public Shares underlying the Affiliated Units) at the time of any such stockholder vote. Accordingly, if we seek stockholder approval of our Partnering Transaction, it is more likely that the necessary stockholder approval will be received than would be the case if our Sponsor agreed to vote its shares of our common stock in accordance with the majority of the votes cast by our Public Stockholders. In addition, Post and our Sponsor reserve the right, but are not required to, provide incremental funding to us in connection with our Partnering Transaction by purchasing additional shares of Series B common stock at a purchase price of

$10.00 per share, which shares will also be sold in a private placement substantially concurrently with the consummation of our Partnering Transaction.
We may be unable to obtain additional financing to complete our Partnering Transaction or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Partnering Transaction.
Although we believe that the net proceeds of our IPO and the sale of the Private Placement Units and Forward Purchase Units will be sufficient to allow us to complete our Partnering Transaction, because we have not yet selected any target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our IPO and the sale of the Private Placement Units and Forward Purchase Units prove to be insufficient, either because of the size of our Partnering Transaction, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our Partnering Transaction or the terms of negotiated transactions to purchase shares in connection with our Partnering Transaction, we may be required to seek additional financing or to abandon the proposed Partnering Transaction. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our Partnering Transaction, we would be compelled to either restructure the transaction or abandon that particular Partnering Transaction and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our Partnering Transaction, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. Other than in connection with the Forward Purchase Agreement, none of our officers, directors or stockholders is required to provide any financing to us in connection with or after our Partnering Transaction. If we are unable to complete our Partnering Transaction, our Public Stockholders may receive only approximately $10.00 per Public Share, or less in certain circumstances, on the liquidation of our Trust Account, and our Warrants will expire worthless.
We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a Partnering Transaction, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.
Although we have no commitments as of the date of this report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our Partnering Transaction. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:
•default and foreclosure on our assets if our operating revenues after a Partnering Transaction are insufficient to repay our debt obligations;
•acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
•our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
•our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
•our inability to pay dividends on our common stock;
•using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
•limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
•limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Since our Sponsor will lose its entire investment in us if our Partnering Transaction is not completed (other than with respect to any Public Shares it may hold), a conflict of interest may arise in determining whether a particular Partnering Transaction target is appropriate for our Partnering Transaction.
In January 2021, our Sponsor purchased an aggregate of 11,500,000 Founder Shares for an aggregate purchase price of $25,000, with a purchase price of approximately $0.002 per Founder Share. On April 8, 2021, our Sponsor surrendered 2,875,000 Founder Shares to us for no consideration resulting in an aggregate of 8,625,000 Founder Shares outstanding. As a result of such surrender, the per-share purchase price increased to approximately $0.003 per Founder Share. The Founder Shares will be worthless if we do not complete a Partnering Transaction.
Our Sponsor also purchased an aggregate of 1,090,000 Private Placement Units at a price of $10.00 per Private Placement Unit ($10,900,000 in the aggregate) in our Private Placement.
The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target Partnering Transaction, completing a Partnering Transaction and influencing the operation of the business following the Partnering Transaction. This risk may become more acute as the deadline for completing our Partnering Transaction nears.
Our Company has overlapping directors and management with multiple entities, each of which may lead to conflicting interests. Additionally, certain of our officers and directors have, and in the future may have, additional fiduciary or contractual obligations to one or more other entities, including, in certain cases, to Post, which may lead to additional conflicting interests.
All of our officers also serve as officers of one or more of the Related Companies, and there are overlapping directors with such entities. Our officers and members of our board of directors have fiduciary duties to our stockholders. Likewise, any such persons who serve in similar capacities at any of the Related Companies have fiduciary duties to that company’s stockholders. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting us and one or more of the Related Companies to which they owe fiduciary duties.
As described under “Conflicts of Interest” within Item 10 of Part III of this report, each of our officers and directors has, and any of them in the future may have, additional fiduciary or contractual obligations to one or more other entities pursuant to which such officer or director may be required to present a Partnering Transaction opportunity to such entities before he or she presents such opportunity to us. Also, none of Post, our Sponsor or any of our directors or officers is prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their partnering transactions. Accordingly, if any of our officers or directors becomes aware of a Partnering Transaction opportunity to which he or she has then-current fiduciary or contractual obligations to present such opportunity to another entity, including, in certain cases, to Post, he or she may only present such opportunity to us if such other entity, including, in certain cases, Post, rejects the opportunity. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company, such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and such person has no fiduciary or contractual obligation to present the opportunity to any other person or entity, including, in certain cases, to Post. Additionally, none of Post, our Sponsor or any other entity currently has any obligation or duty to provide us with any potential Partnering Transaction opportunity.
One or more of the Related Companies may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunities, we may be precluded from procuring such opportunities. In addition, investment ideas generated within Post may be suitable for both us and for one or more other entities and may be directed to such entity rather than to us.
Post is a consumer packaged goods holding company operating in the center-of-the-store, refrigerated, foodservice, food ingredient and convenient nutrition food categories. Post also participates in the private brand food category. Conflicts may arise from Post’s indirect ownership of our Company, as well as from actions undertaken by any of its subsidiaries. Post and its subsidiaries may compete with us for acquisition opportunities that fall within Post’s investment objectives or strategies. A decision by Post to pursue an opportunity would preclude us from pursuing it and could have a negative impact on our ability to complete our Partnering Transaction. Additionally, Post may take commercial steps which may have an adverse effect on us, including with respect to any target we acquire in the Partnering Transaction.
Moreover, most of our directors and officers continue to own stock and options to purchase stock in one or more of the Related Companies. These ownership interests and/or such disparity could create, or appear to create, potential conflicts of interest when the applicable individuals are faced with decisions that could have different implications for our Company and the Related Companies.
Furthermore, we may enter into transactions with one or more of the Related Companies. While any potential conflict that qualifies as a “related party transaction” (as defined in Item 404 of Regulation S-K under the Securities Act) is subject to review by an independent committee of the applicable issuer’s board of directors in accordance with its corporate governance guidelines, the terms of any such transactions may not be as favorable to us as would be the case where there is no overlapping officer or director. See “We may engage in a Partnering Transaction with one or more target businesses that may be owned by our Sponsor or one or more of the Related Companies, or its or their officers or directors, which may raise potential conflicts of interest” within this “Risk Factors” section.
We are dependent upon our executive officers and directors who must allocate their time among our business and other businesses. The departure of our executive officers or directors or conflicts of interest in their determination as to how much time to devote to our affairs could have a negative impact on our ability to complete our Partnering Transaction.
Our operations are dependent upon a relatively small group of individuals. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our Partnering Transaction. Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations, including our search for a Partnering Transaction, and these other businesses. We do not intend to have any full-time employees prior to the completion of our Partnering Transaction, nor do we have any employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.
In addition, certain of our officers and directors are employed by or otherwise provide services to Post or other companies that may make investments in, or operate in, industries we may target for our Partnering Transaction. Our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our Partnering Transaction. For a complete discussion of our officers’ and directors’ other business affairs, see “Conflicts of Interest” within Item 10 of Part III this report.
Past performance by Post and members of our management team may not be indicative of future performance of an investment in us.
Information regarding performance by, or businesses associated with, our management team or Post is presented for informational purposes only. Past experience and performance, including related to acquisitions, of our management team or Post is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our Partnering Transaction or (2) of any results with respect to any Partnering Transaction we may consummate. Our stockholders should not rely on the historical record or performance of Post or any members of our management team or any related investment’s performance as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. An investment in us is not an investment in Post.
The ability of our Public Stockholders to redeem their Public Shares for cash may make our financial condition unattractive to potential Partnering Transaction targets, which may make it difficult for us to enter into or complete a Partnering Transaction with a target.
We may seek to enter into a Partnering Transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many Public Stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the Partnering Transaction. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any Public Shares that are redeemed in connection with a Partnering Transaction and such amount of deferred underwriting commissions is not available for us to use as consideration in a Partnering Transaction. Furthermore, in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our Partnering Transaction. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related Partnering Transaction and may instead search for an alternate Partnering Transaction (including, potentially, with the same target). Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a Partnering Transaction with us. If we are able to consummate a Partnering Transaction, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.
The ability of our Public Stockholders to exercise redemption rights with respect to a large number of our Public Shares may not allow us to complete the most desirable Partnering Transaction or optimize our capital structure.
At the time we enter into an agreement for our Partnering Transaction, we will not know how many Public Stockholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of Public Shares that will be submitted for redemption. If our Partnering Transaction agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements or arrange for third-party financing. In addition, if a larger number of Public Shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable Partnering Transaction available to us or optimize our capital structure.
The ability of our Public Stockholders to exercise redemption rights with respect to a large number of our Public Shares could increase the probability that our Partnering Transaction would be unsuccessful and that our Public Stockholders would have to wait for liquidation in order to redeem their Public Shares.
If our Partnering Transaction agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our Partnering Transaction would be unsuccessful increases. If our Partnering Transaction is unsuccessful, our Public Stockholders would not receive their pro rata portion of the Trust Account until we liquidate the Trust Account. If a Public Stockholder is in need of immediate liquidity, such Public Stockholder could attempt to sell its stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, such Public Stockholder may suffer a material loss on its investment or lose the benefit of funds expected in connection with our redemption until we liquidate or that Public Stockholder is able to sell its stock in the open market.
We may not be able to complete our Partnering Transaction within the prescribed time frame. If we are unable to do so, we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our Public Stockholders may receive only $10.00 per Public Share, or less than such amount in certain circumstances, and our Warrants will expire worthless.
Our Sponsor agreed that we must complete our Partnering Transaction within the Combination Period. We may not be able to find a suitable target business and complete our Partnering Transaction within such time period. Our ability to complete our Partnering Transaction may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including as a result of the ongoing conflict in Ukraine, terrorist attacks, natural disasters or a significant outbreak of infectious diseases. For example, the Coronavirus Disease 2019 (“COVID-19”) pandemic has persisted both in the U.S. and globally and, while the extent of the impact of the pandemic on us will depend on future developments, it could limit our ability to complete our Partnering Transaction, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic and other events (such as the ongoing conflict in Ukraine, terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire. It may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.
If we have not completed our Partnering Transaction within the Combination Period or during any Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our Public Stockholders may receive only $10.00 per share, or less than $10.00 per share, on the redemption of their Public Shares, and our Warrants will expire worthless. See “If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by our Public Stockholders may be less than $10.00 per Public Share” in this “Risk Factors” section and other risk factors herein.
The requirement that we complete our Partnering Transaction within the prescribed time frame (or such later date as approved by holders of a majority of the voting power of shares of our outstanding common stock that are voted at the meeting to extend such date, voting together as a single class) may give potential target businesses leverage over us in negotiating a Partnering Transaction and may limit the time we have in which to conduct due diligence on potential Partnering Transaction targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our Partnering Transaction on terms that would produce value for our stockholders.
Any potential target business with which we enter into negotiations concerning a Partnering Transaction will be aware that we must complete our Partnering Transaction within the Combination Period. Consequently, such target business may obtain leverage over us in negotiating a Partnering Transaction, knowing that if we do not complete our Partnering Transaction with that particular target business, we may be unable to complete our Partnering Transaction with any target business. This risk will continue to increase as we get closer to the end of the Combination Period. In addition, we may have limited time to conduct due diligence and may enter into our Partnering Transaction on terms that we would have rejected upon a more comprehensive investigation.
As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our Partnering Transaction and could even result in our inability to find a target or to consummate a Partnering Transaction.
In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into a partnering transaction, and there are still many special purpose acquisition companies preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate a Partnering Transaction.
In addition, because there are more special purpose acquisition companies seeking to enter into a partnering transaction with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions (including between the U.S. and China and as a result of the ongoing conflict in Ukraine) or increases in the cost of additional capital needed to close partnering transactions or operate targets post-partnering transaction. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate a Partnering Transaction, and may result in our inability to consummate a Partnering Transaction on terms favorable to our stockholders altogether.
Our search for a Partnering Transaction, and any target business with which we ultimately consummate a Partnering Transaction, may be materially adversely affected by the COVID-19 pandemic and other events.
The ongoing COVID-19 pandemic has resulted in, and other infectious diseases could result in, a widespread health crisis that adversely affects the economies and financial markets worldwide, and the business of any potential target business with which we consummate a Partnering Transaction could be, or may already have been, materially and adversely affected. Furthermore, we may be unable to complete a Partnering Transaction if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a target business and our ability to successfully consummate a Partnering Transaction will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of new variants of COVID-19 and the continued actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern (such as the ongoing conflict in Ukraine) continue for an extensive period of time, our ability to consummate a Partnering Transaction, or the operations of a target business with which we ultimately consummate a Partnering Transaction, may be adversely affected in a material way.
In addition, our ability to consummate a Partnering Transaction may be dependent on our ability to raise equity and debt financing which may be impacted by COVID-19, the ongoing conflict in Ukraine and other events, including increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.
Finally, a sustained or prolonged COVID-19 resurgence, such as the new Omicron variant, may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities.
If a Public Stockholder fails to receive notice of our offer to redeem our Public Shares in connection with our Partnering Transaction, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our Partnering Transaction. Despite our compliance with these rules, if a Public Stockholder fails to receive our tender offer or proxy materials, as applicable, such Public Stockholder may not become aware of the opportunity to redeem its Public Shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to Public Stockholders in connection with our Partnering Transaction will describe the various procedures that must be complied with in order to validly tender or redeem Public Shares. For example, we may require our Public Stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the scheduled vote on the proposal to approve the Partnering Transaction in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a Public Stockholder fails to comply with these procedures, its Public Shares may not be redeemed. See “Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights” in Item 1 of Part I of this report.

Because of our limited resources and the significant competition for Partnering Transaction opportunities, it may be more difficult for us to complete our Partnering Transaction. If we are unable to complete our Partnering Transaction, our Public Stockholders may receive only approximately $10.00 per Public Share, or less in certain circumstances, on our redemption of their stock, and our Warrants will expire worthless.
We have encountered, and continue to expect to encounter, intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources are relatively limited when contrasted with those of many of these competitors. Furthermore, our high vote capital structure differs from the typical capital structure of many other special purpose acquisition company competitors and may make us less attractive to an acquisition target or make an acquisition more costly to complete. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our IPO and the sale of the Private Placement Units and Forward Purchase Units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, our obligation to pay cash in connection with our Public Stockholders who properly exercise their redemption rights may reduce the resources available to us for our Partnering Transaction and our outstanding Warrants, and the future dilution they potentially represent, may not be viewed favorably by target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating and completing a Partnering Transaction. If we are unable to complete our Partnering Transaction, our Public Stockholders may receive only approximately $10.00 per Public Share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless. See “If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by our Public Stockholders may be less than $10.00 per Public Share” within this “Risk Factors” section and other risk factors herein.
If the net proceeds of our IPO and the sale of the Private Placement Units not being held in the Trust Account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our Partnering Transaction and we will depend on loans from our Sponsor or management team to fund our search, to pay our taxes and to complete our Partnering Transaction. If we are unable to obtain such loans, we may be unable to complete our Partnering Transaction.
As of December 31, 2021, we had $2,444,148 available to us outside of the Trust Account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, Post or its subsidiaries or other third parties to operate or we may be forced to liquidate. None of our Sponsor, Post or its subsidiaries is under any obligation or other duty to loan funds to, or invest in, us in such circumstances. Any such loans may be repaid only from funds held outside of the Trust Account or from funds released to us upon completion of our Partnering Transaction. Up to $2,500,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. If we are unable to complete our Partnering Transaction because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In such case, our Public Stockholders may receive only $10.00 per Public Share, or less in certain circumstances, and our Warrants will expire worthless. See “If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by our Public Stockholders may be less than $10.00 per Public Share” within this “Risk Factors” section and other risk factors herein. Subsequent to our completion of our Partnering Transaction, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause our stockholders to lose some or all of their investment.
Even if we conduct extensive due diligence on a target business with which we enter into a Partnering Transaction, this diligence may not identify all material issues that may be present with a particular target business, it may not be possible to uncover all material issues through a customary amount of due diligence and factors outside of the target business and outside of our control may later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and may not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-Partnering Transaction debt financing. Accordingly, any stockholders or Warrant holders who choose to remain stockholders or Warrant holders following our Partnering Transaction could suffer a reduction in the value of their securities. Such stockholders or Warrant holders are unlikely to have a remedy for such reduction in value.
If the funds not being held in the Trust Account are insufficient to allow us to operate for at least the duration of the Combination Period, we may be unable to complete our Partnering Transaction.
The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least the duration of the Combination Period, assuming that our Partnering Transaction is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through our IPO and potential loans from certain entities are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within Item 7 of Part II of this report. However, those entities, including Post, are not obligated to make loans to us in the future, and we may not be able to raise additional financing from other parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time. If we are unable to complete our Partnering Transaction, our Public Stockholders may receive only approximately $10.00 per Public Share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless. See “If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by our Public Stockholders may be less than $10.00 per Public Share” within this “Risk Factors” section and other risk factors herein.
Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.
Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our Public Stockholders upon the redemption of our Public Shares in the event we do not complete our Partnering Transaction within the required time period may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our Public Shares as soon as reasonably possible following the Combination Period (or the end of any Extension Period) in the event we do not complete our Partnering Transaction and, therefore, we do not intend to comply with the foregoing procedures.
Because we do not intend to comply with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time, that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, consultants, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We may not properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our Public Stockholders upon the redemption of our Public Shares in the event we do not complete our Partnering Transaction within the required time period is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.
If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by our Public Stockholders may be less than $10.00 per Public Share.
Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will continue to seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management team will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue.
Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we have not completed our Partnering Transaction within the prescribed time frame, or upon the exercise of a redemption right in connection with our Partnering Transaction, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by Public Stockholders could be less than the $10.00 per Public Share initially held in the Trust Account, due to claims of such creditors.
Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of: (1) $10.00 per Public Share and (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our Company and, therefore, our Sponsor may not be able to satisfy those obligations. We have not asked our Sponsor to reserve for such obligations. Therefore, our Sponsor may not be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our Partnering Transaction and redemptions could be reduced to less than $10.00 per Public Share. In such event, we may not be able to complete our Partnering Transaction, and our Public Stockholders would receive such lesser amount per share in connection with any redemption of their Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
Our Public Stockholders will not be entitled to protections normally afforded to investors of many other blank check companies.
Since the net proceeds of our IPO and the sale of the Private Placement Units are intended to be used to complete a Partnering Transaction with a business that has not been selected, we may be deemed to be a “blank check” company under the U.S. securities laws. However, because we have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, Public Stockholders are not afforded the benefits or protections of those rules. Among other things, this means that we have a longer period of time to complete our Partnering Transaction than do companies subject to Rule 419. Moreover, if our IPO were subject to Rule 419, that rule would have prohibited the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of our Partnering Transaction.
If we seek stockholder approval of our Partnering Transaction, our Sponsor, directors, officers or advisors or any of the Related Companies or their directors, officers or advisors may enter into certain transactions, including purchasing our Public Shares or Public Warrants from the public, which may influence the outcome of our proposed Partnering Transaction and reduce the public “float” of our securities.
If we seek stockholder approval of our Partnering Transaction and we do not conduct redemptions in connection with our Partnering Transaction pursuant to the tender offer rules, our Sponsor, directors, officers or advisors or any of the Related Companies or their directors, officers or advisors may purchase Public Shares or Public Warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our Partnering Transaction, although they are under no obligation or other duty to do so. Such a purchase may include a contractual acknowledgement that such Public Stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, officers or advisors or any of the Related Companies or their directors, officers or advisors purchase Public Shares in privately negotiated transactions from Public

Stockholders who have already elected to exercise their redemption rights, such selling Public Stockholders would be required to revoke their prior elections to redeem their shares. The price per share paid in any such transaction may be different than the amount per share a Public Stockholder would receive if it elected to redeem its shares in connection with our Partnering Transaction. Additionally, at any time at or prior to our Partnering Transaction, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsor, directors, officers or advisors or any of the Related Companies or their directors, officers or advisors may enter into transactions with investors and others to provide them with incentives to acquire Public Shares, vote their Public Shares in favor of our Partnering Transaction or not redeem their Public Shares. However, such persons have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. See “Permitted Purchases and other Transactions with respect to our Securities” within Item 1 of Part I of this report for a description of how such persons will determine with which stockholders to enter into transactions. The purpose of any such transaction could be to (1) vote such shares in favor of the Partnering Transaction and thereby increase the likelihood of obtaining stockholder approval of the Partnering Transaction, (2) reduce the number of Public Warrants outstanding or to vote such Public Warrants on any matters submitted to the Public Warrant holders for approval in connection with our Partnering Transaction or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the consummation of our Partnering Transaction, where it appears that such requirement would otherwise not be met. Any such transactions may result in the completion of our Partnering Transaction that may not otherwise have been possible.
In addition, if such purchases are made, the public “float” of our Series A common stock or Warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.
If we seek stockholder approval of our Partnering Transaction and we do not conduct redemptions pursuant to the tender offer rules, and if a Public Stockholder or a “group” of stockholders are deemed to hold in excess of 15% of the Public Shares sold in our IPO, such Public Stockholder will lose the ability to redeem all such shares in excess of 15% of the Public Shares.
If we seek stockholder approval of our Partnering Transaction and we do not conduct redemptions in connection with our Partnering Transaction pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a Public Stockholder, together with any affiliate of such Public Stockholder or any other person with whom such Public Stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming any Excess Shares without our prior consent. However, our amended and restated certificate of incorporation does not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our Partnering Transaction. A Public Stockholder’s inability to redeem the Excess Shares will reduce its influence over our ability to complete our Partnering Transaction and such Public Stockholder could suffer a material loss on its investment in us if such Public Stockholder sells Excess Shares in open market transactions. Additionally, such Public Stockholder will not receive redemption distributions with respect to the Excess Shares if we complete our Partnering Transaction. And as a result, such Public Stockholder will continue to hold that number of Public Shares exceeding 15% of the Public Shares sold in our IPO and, in order to dispose of such Public Shares, would be required to sell its stock in open market transactions, potentially at a loss.
Our independent directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our Public Stockholders.
In the event that the proceeds in the Trust Account are reduced below the lesser of: (1) $10.00 per Public Share and (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in certain instances. For example, the cost of such legal action may be deemed by the independent directors to be too high relative to the amount recoverable or the independent directors may determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our Public Stockholders may be reduced below $10.00 per Public Share.
The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by Public Stockholders may be less than $10.00 per Public Share.
The net proceeds of our IPO and certain proceeds from the sale of the Private Placement Units, in the amount of $345,000,000, are held in the Trust Account and are invested only in U.S. government treasury obligations with a maturity of

185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the U.S. In the event that we do not complete our Partnering Transaction within the allotted time frame or make certain amendments to our amended and restated certificate of incorporation, our Public Stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our Partnering Transaction, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by Public Stockholders may be less than $10.00 per Public Share.
If, after we distribute the proceeds in the Trust Account to our Public Stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.
If, after we distribute the proceeds in the Trust Account to our Public Stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith by paying Public Stockholders from the Trust Account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.
If, before distributing the proceeds in the Trust Account to our Public Stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our Public Stockholders in connection with any liquidation may be reduced.
If, before distributing the proceeds in the Trust Account to our Public Stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our Public Stockholders in connection with any liquidation would be reduced.
If we have not completed our Partnering Transaction within the Combination Period or during any subsequent Extension Period, our Public Stockholders may be forced to wait beyond such period before redemption from our Trust Account.
If we have not completed our Partnering Transaction within the Combination Period, we will distribute the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), pro rata to our Public Stockholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of Public Stockholders from the Trust Account shall be effected automatically by function of our amended and restated certificate of incorporation prior to any voluntary winding up. If we are required to wind up, liquidate the Trust Account and distribute such amount therein, pro rata, to our Public Stockholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the DGCL. In that case, our Public Stockholders may be forced to wait beyond the Combination Period before the redemption proceeds of our Trust Account become available to them and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to our Public Stockholders prior to the date of our redemption or liquidation unless, prior thereto, we consummate our Partnering Transaction or amend certain provisions of our amended and restated certificate of incorporation and then only in cases where our Public Stockholders have properly sought to redeem their Public Shares. Only upon our redemption or any liquidation will Public Stockholders be entitled to distributions if we have not completed our Partnering Transaction within the required time period or do not amend certain provisions of our amended and restated certificate of incorporation prior thereto.
If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our Partnering Transaction.
If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:
•restrictions on the nature of our investments; and

•restrictions on the issuance of securities;
each of which may make it difficult for us to complete our Partnering Transaction.
In addition, we may have imposed upon us burdensome requirements, including:
•registration as an investment company with the SEC;
•adoption of a specific form of corporate structure; and
•reporting, record keeping, voting, proxy and disclosure requirements and compliance with other rules and regulations that we are currently not subject to.
In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a Partnering Transaction and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resell or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.
We do not believe that our principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a Partnering Transaction; (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our Partnering Transaction or to redeem 100% of our Public Shares if we do not complete our Partnering Transaction within the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-Partnering Transaction activity; and (iii) absent a Partnering Transaction, our return of the funds held in the Trust Account to our Public Stockholders as part of our redemption of the Public Shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our Partnering Transaction. If we are unable to complete our Partnering Transaction, our Public Stockholders may receive only approximately $10.00 per Public Share on the liquidation of our Trust Account and our Warrants will expire worthless. In certain circumstances, our Public Stockholders may receive less than $10.00 per share on the redemption of their Public Shares. See “If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by our Public Stockholders may be less than $10.00 per Public Share” within this “Risk Factors” section and other risk factors herein.
Changes in laws or regulations, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our Partnering Transaction, and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our Partnering Transaction, and results of operations.
We may not hold an annual meeting of stockholders until after the completion of our Partnering Transaction and our Public Stockholders will not be entitled to any of the corporate protections provided by such a meeting.
We may not hold an annual meeting of stockholders until after we consummate our Partnering Transaction (unless required by the NYSE) and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our completion of our Partnering Transaction, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL. Until we hold an annual meeting of stockholders, Public Stockholders may not be afforded the opportunity to discuss company affairs with management.
The grant of registration rights to our Sponsor and its permitted transferees may make it more difficult to complete our Partnering Transaction, and the future exercise of such rights may adversely affect the market price of our Series A common stock.
Pursuant to an investor rights agreement and a Forward Purchase Agreement entered into in connection with the closing of our initial public offering, at or after the time of our Partnering Transaction, our Sponsor and/or its permitted transferees can demand that we register the resale of the Private Placement Shares, the Private Placement Warrants, shares and warrants underlying the units that may be issued in connection with the Forward Purchase Agreement or upon conversion of working capital loans, Warrants purchased by them in the open market and shares of Series A common stock purchased by them in the open market, including in our IPO, or issuable upon (1) conversion of the Founder Shares, (2) exercise of the Private Placement Warrants, (3) conversion of the Forward Purchase Shares and shares of Series B common stock purchased in connection with our Partnering Transaction (if any), (4) exercise of the Forward Purchase Warrants and (5) exercise of the warrants underlying the units issued upon conversion of working capital loans (if any). We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Series A common stock.
The existence of the registration rights may make our Partnering Transaction more costly or difficult to complete. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Series A common stock that is expected when the securities owned by our Sponsor or its permitted transferees are registered for resale.
Because we are neither limited to evaluating target businesses in a particular industry, sector or geographic area nor have we selected any specific target businesses with which to pursue our Partnering Transaction, our stockholders will be unable to ascertain the merits or risks of any particular target business’s operations.
Although we expect to focus on the consumer packaged goods industry, we may seek to complete a Partnering Transaction with an operating company in any industry, sector or geographic area. However, under our amended and restated certificate of incorporation, we may not effectuate our Partnering Transaction solely with another blank check company or similar company with nominal operations. Because we have not yet selected any specific target business with respect to a Partnering Transaction, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our Partnering Transaction, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. Our stockholders’ investment in our securities also may not ultimately prove to be more favorable to our stockholders than a direct investment, if such opportunity were available, in a Partnering Transaction target. Accordingly, any stockholders or Warrant holders who choose to remain a stockholder or Warrant holder following our Partnering Transaction could suffer a reduction in the value of their securities. Such stockholders or Warrant holders are unlikely to have a remedy for such reduction in value.
We may seek acquisition opportunities in industries or sectors that may be outside of our management team’s areas of expertise.
We will consider a Partnering Transaction outside of our management team’s areas of expertise if such Partnering Transaction candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our Company. In the event we elect to pursue an acquisition outside of the areas of our management team’s expertise, our management team’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this report regarding the areas of our management team’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors relevant to such acquisition. Accordingly, any stockholders or Warrant holders who choose to remain a stockholder or Warrant holder following our Partnering Transaction could suffer a reduction in the value of their securities. Such stockholders or Warrant holders are unlikely to have a remedy for such reduction in value.
Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our Partnering Transaction with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our Partnering Transaction may not have attributes entirely consistent with our general criteria and guidelines.
Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our Partnering Transaction will not have all of these positive attributes. If we complete our Partnering Transaction with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective Partnering Transaction with a target that does not meet our general criteria and guidelines, a greater number of Public Stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a business that requires us to have a minimum net worth or a certain amount of cash. Further, if stockholder approval of the transaction is required by applicable law or stock exchange rule, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to attain stockholder approval of our Partnering Transaction if the target business does not meet our general criteria and guidelines. If we are unable to complete our Partnering Transaction, our Public Stockholders may receive only approximately $10.00 per Public Share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless.
We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel.
To the extent we complete our Partnering Transaction with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.
We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm regarding fairness, and consequently, our stockholders may have no assurance from an independent source that the price we are paying for the business is fair to our Company from a financial point of view.
Unless we complete our Partnering Transaction with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm or another accounting, valuation or appraisal firm that such Partnering Transaction is fair to our Company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our Partnering Transaction.
We may issue additional shares of common stock or preferred stock to complete our Partnering Transaction or under an employee incentive plan after completion of our Partnering Transaction. Any such issuances would dilute the interest of our stockholders and likely present other risks.
Our amended and restated certificate of incorporation authorizes the issuance of up to 500,000,000 shares of Series A common stock, par value $0.0001 per share, 80,000,000 shares of Series B common stock, par value $0.0001 per share, 40,000,000 shares of Series C common stock, par value $0.0001 per share, 40,000,000 shares of Series F common stock, par value $0.0001 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.0001 per share. As of March 21, 2022, there were 452,546,667 and 31,375,000 authorized but unissued shares of Series A and Series F common stock available, respectively, for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding Warrants but not upon the issuance of shares of Series B common stock upon the conversion of the shares of Series F common stock or the issuance of shares of Series A common stock upon the conversion of such shares of Series B common stock or any securities issuable pursuant to the Forward Purchase Agreement (including shares issuable upon exercise of Forward Purchase Warrants). Shares of Series F common stock will automatically convert at the time of our Partnering Transaction, or earlier at the option of the holder, into shares of Series B common stock on a one-for-one basis and following our Partnering Transaction each share of Series B common stock entitles the holder to ten votes per share. Prior to and following our Partnering Transaction, each share of Series B common stock is convertible, at the option of the holder, into one share of our Series A common stock. As of March 21, 2022, there were no shares of Series B common stock, Series C common stock or preferred stock outstanding.
In connection with our Partnering Transaction, we have agreed to issue to our Sponsor up to 10,000,000 Forward Purchase Units consisting of one Forward Purchase Share and one-third of a Forward Purchase Warrant. We may issue a substantial number of additional shares of common stock or preferred stock in order to complete our Partnering Transaction or under an employee incentive plan after completion of our Partnering Transaction. We may also issue shares of Series A common stock in connection with the redemption of Warrants. However, our amended and restated certificate of incorporation provides, among other things, that prior to our Partnering Transaction, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the Trust Account or (2) vote pursuant to our amended and restated certificate of incorporation on any Partnering Transaction. The issuance of additional shares of common or preferred stock, including pursuant to the Forward Purchase Agreement:
•may significantly dilute the equity interest and voting power of our stockholders;
•may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;
•could cause a change of control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
•may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us;
•may adversely affect prevailing market prices for our Units, Public Shares and/or Public Warrants; and
•may not result in adjustment to the exercise price of our Warrants.
Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our Partnering Transaction, our Public Stockholders may receive only approximately $10.00 per Public Share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless.
We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific Partnering Transaction, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our Partnering Transaction for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our Partnering Transaction, our Public Stockholders may receive only approximately $10.00 per Public Share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless. See “If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by our Public Stockholders may be less than $10.00 per Public Share” within this “Risk Factors” section and other risk factors herein.
From time to time, we and members of our management team may be subject to legal proceedings, regulatory disputes and governmental inquiries that could cause us to incur significant expenses, divert our management’s attention and materially harm our financial condition.
From time to time, we may be subject to claims, lawsuits, government investigations and other proceedings involving competition and antitrust, securities, tax, commercial disputes and other matters that could adversely affect our financial condition. Litigation and regulatory proceedings may be protracted and expensive, and the results are difficult to predict. Additionally, such litigation and regulatory proceedings require a great deal of financial resources and attention from us and our management team. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, or penalties and fines, and could negatively affect our ability to identify and complete a Partnering Transaction and may have an adverse effect on the price of our securities.
Members of our management team have been involved in a wide variety of businesses. Such involvement has, and may lead to, media coverage and public awareness. As a result, members of our management team and the Related Companies may, from time to time, be involved in civil disputes or governmental investigations unrelated to our business. Any such claims or investigations may be detrimental to our reputation and could negatively affect our ability to identify and complete a Partnering Transaction and may have an adverse effect on the price of our securities.
Our officers, directors and security holders may have competitive pecuniary interests that conflict with our interests.
We have not adopted a policy that expressly prohibits our directors, officers, security holders or any other entities from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a Partnering Transaction with a business that is owned by our Sponsor or any of the Related Companies, or its or their officers or directors, or make the acquisition through a joint venture or other form of shared ownership with our Sponsor or any of the Related Companies, or its or their officers or directors, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.
In particular, the Related Companies have invested, and may in the future invest, in a broad array of industries, including the consumer packaged goods industry. As a result, there may be substantial overlap between companies that would be a suitable Partnering Transaction for us and companies that would make an attractive target for such entities.
We may engage in a Partnering Transaction with one or more target businesses that may be owned by our Sponsor or one or more of the Related Companies, or its or their officers or directors, which may raise potential conflicts of interest.
In light of the involvement of our Sponsor, officers and directors with other businesses, we may decide to acquire one or more businesses owned by our Sponsor or any of the Related Companies, or its or their officers or directors, or make the acquisition through a joint venture or other form of shared ownership with our Sponsor or any of the Related Companies, or its or their officers or directors. Any such parties may co-invest with us in the target business at the time of our Partnering Transaction, or we could raise additional proceeds to complete the acquisition by making a future issuance to any such parties, which may give rise to certain conflicts of interest. Our officers and directors also serve as officers and board members for other entities, including, without limitation, those described under “Conflicts of Interest” within Item 10 of Part III of this report. Such entities may compete with us for Partnering Transaction opportunities. Our Sponsor is not currently aware of any specific opportunities for us to complete our Partnering Transaction with any such entities, and we have not, nor has anyone on our behalf, engaged in substantive discussions, directly or indirectly, with any such entity or entities with respect to a Partnering Transaction with us. Although we are not specifically focusing on, or targeting, any transaction with any such entities, we would pursue such a transaction if we determined that such an entity met our criteria for a Partnering Transaction as set forth in “Selection of a Target Business and Structuring of our Partnering Transaction” within Item 1 of Part I of this report and such transaction was approved by a majority of our independent and disinterested directors. While we are not required to obtain an opinion regarding the fairness to our Company from a financial point of view of a Partnering Transaction with one or more domestic or international businesses owned by the Related Companies, or any of their subsidiaries, or our Sponsor, or its or their officers or directors, in the event we do not obtain such an opinion, potential conflicts of interest still may exist and, as a result, the terms of the Partnering Transaction may not be as advantageous to our Public Stockholders as they would be absent any conflicts of interest.
We may only be able to complete one Partnering Transaction with the proceeds of our IPO and the sale of the Private Placement Units and Forward Purchase Units, which would cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.
The net proceeds from our IPO and certain proceeds from the sale of the Private Placement Units provided us with $345,000,000, and the sale of the Forward Purchase Units will provide us with up to an additional $100,000,000, that we may use to complete our Partnering Transaction (which includes $10,675,000 of deferred underwriting commissions being held in the Trust Account).
We may effectuate our Partnering Transaction with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our Partnering Transaction with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our Partnering Transaction with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Partnering Transactions in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:
•solely dependent upon the performance of a single business, property or asset; or
•dependent upon the development or market acceptance of a single or limited number of products, processes or services.
This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our Partnering Transaction.
We may attempt to simultaneously complete Partnering Transactions with multiple prospective targets, which may hinder our ability to complete our Partnering Transaction and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other Partnering Transactions, which may make it more difficult for us, and delay our ability, to complete our Partnering Transaction. With multiple Partnering Transactions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.
We may attempt to complete our Partnering Transaction with a private company about which little information is available, which may result in a Partnering Transaction with a company that is not as profitable as we suspected, if at all.
In pursuing our acquisition strategy, we may seek to effectuate our Partnering Transaction with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential Partnering Transaction on the basis of limited information, which may result in a Partnering Transaction with a company that is not as profitable as we suspected, if at all.
We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our Partnering Transaction with which a substantial majority of our stockholders do not agree.
Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our Partnering Transaction. As a result, we may be able to complete our Partnering Transaction even though a substantial majority of our Public Stockholders do not agree with the transaction and have redeemed their Public Shares or, if we seek stockholder approval of our Partnering Transaction and do not conduct redemptions in connection with our Partnering Transaction pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their Public Shares to our Sponsor or any of the Related Companies. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Partnering Transaction exceed the aggregate amount of cash available to us, we will not complete the Partnering Transaction or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof and we instead may search for an alternate Partnering Transaction (including, potentially, with the same target).
The exercise price for the Public Warrants is higher than in some other blank check company offerings, and, accordingly, the Public Warrants are more likely to expire worthless.
The exercise price of the Public Warrants is higher than in some other blank check companies. For example, historically, the exercise price of a warrant was often a fraction of the purchase price of the units in the initial public offering. The exercise price for our Public Warrants is $11.50 per share, subject to certain adjustments. As a result, the Public Warrants are less likely to ever be in the money and more likely to expire worthless.
In order to effectuate a Partnering Transaction, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. We may seek to amend our amended and restated certificate of incorporation or governing instruments, including our warrant agreement, in a manner that will make it easier for us to complete our Partnering Transaction that some of our stockholders or Warrant holders may not support.
In order to effectuate a Partnering Transaction, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of Partnering Transaction, increased redemption thresholds, extended the time to consummate a Partnering Transaction and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. We may seek to amend our charter or governing instruments or extend the time to consummate a Partnering Transaction in order to effectuate our Partnering Transaction.
Certain provisions of our amended and restated certificate of incorporation that relate to our pre-Partnering Transaction activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of at least 66 2/3% of the total voting power of our outstanding capital stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of a Partnering Transaction that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-partnering transaction activity, without approval by holders of a certain percentage of the company’s stockholders. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated certificate of incorporation provides that any of its provisions (other than amendments relating to the appointment of directors prior to our Partnering Transaction, which require the approval of holders of more than 50% of the total voting power of the outstanding shares of our common stock entitled to vote thereon as well as more than 50% of the outstanding shares of our Series F common stock) related to pre-Partnering Transaction activity (including the requirement to deposit proceeds of our IPO and the sale of the Private Placement Units into the Trust Account and not release such amounts except in specified circumstances and to provide redemption rights to Public Stockholders as described herein) may be amended if approved by holders of at least 66 2/3% of the total voting power of our outstanding capital stock, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least 66 2/3% of the total voting power of our outstanding capital stock. Prior to our Partnering Transaction, the affirmative vote of holders of a majority of the outstanding shares of our Series F common stock is required to approve the election of directors. Our Sponsor, who beneficially owns approximately 31% of our outstanding capital stock (including the Private Placement Shares underlying the Private Placement Units and the Public Shares underlying the Affiliated Units), may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner it chooses. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which will govern our pre-Partnering Transaction behavior more easily than some other blank check companies, and this may increase our ability to complete a Partnering Transaction with which our stockholders do not agree.
Our Sponsor, executive officers and directors have agreed, pursuant to the Letter Agreement, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our Partnering Transaction or to redeem 100% of our Public Shares if we do not complete our Partnering Transaction within the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-Partnering Transaction activity, unless we provide our Public Stockholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, divided by the number of then outstanding Public Shares. Our Public Stockholders are not parties to, or third-party beneficiaries of, the Letter Agreement and, as a result, will not have the ability to pursue remedies against our Sponsor for any breach of these agreements contained in the Letter Agreement.
Certain agreements related to our IPO may be amended without stockholder approval.
The underwriting agreement relating to our IPO, the Letter Agreement, the investor rights agreement among us, our Sponsor and Post, the Forward Purchase Agreement and the services agreement between us and Post may be amended without stockholder approval. For example, we may amend the services agreement upon mutual written agreement with Post. These agreements contain various provisions, including transfer restrictions on our Founder Shares held by our Sponsor, that our Public Stockholders might deem to be material.
While we do not expect our board of directors to approve any amendment to any of these agreements prior to our Partnering Transaction, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the completion of our Partnering Transaction. Any such amendments would not require approval from our stockholders, may result in the completion of our Partnering Transaction that may not otherwise have been possible and may have an adverse effect on the value of an investment in our securities.
In evaluating a prospective target business for our Partnering Transaction, our management may rely on the availability of all of the funds from the sale of the Forward Purchase Units to be used as part of the consideration to the sellers in the Partnering Transaction. If the sale of some or all of the Forward Purchase Units fails to close, for any reason, we may lack sufficient funds to consummate our Partnering Transaction.
On May 28, 2021, we entered into the Forward Purchase Agreement with our Sponsor pursuant to which our Sponsor committed to purchase from us, at our election, up to 10,000,000 Forward Purchase Units for an aggregate purchase price of up to $100,000,000, in a private placement that will close concurrently with the closing of our Partnering Transaction. The proceeds from the sale of these Forward Purchase Units, together with the amounts available to us from the Trust Account (after giving effect to any redemptions of Public Shares) and any other equity or debt financing obtained by us in connection with the Partnering Transaction, will be used to satisfy the cash requirements of the Partnering Transaction, including funding the purchase price and paying expenses and retaining specified amounts to be used by the post-Partnering Transaction company for working capital or other purposes. To the extent that the amounts available from the Trust Account and other financing are sufficient for such cash requirements, fewer than 10,000,000 Forward Purchase Units may be purchased.

Our Sponsor’s obligation to purchase the Forward Purchase Units will be subject to the fulfillment of customary closing conditions, including that our Partnering Transaction must be consummated substantially concurrently with the purchase of the Forward Purchase Units. If the sale of the Forward Purchase Units does not close for any reason, including by reason of the failure to fund the purchase price, for example, we may lack sufficient funds to consummate our Partnering Transaction.
Our Sponsor controls the election of our board of directors and holds a substantial interest in us. Additionally, holders of our Series A common stock will have limited voting rights following our Partnering Transaction. As a result, our Sponsor will elect all of our directors prior to our Partnering Transaction and may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.
Our Sponsor owns approximately 31% of the voting power of our common stock (including the Private Placement Shares underlying the Private Placement Units and the Public Shares underlying the Affiliated Units). In addition, prior to our Partnering Transaction, only holders of our Series F common stock have the right to appoint and elect our board of directors. Holders of our Public Shares have no right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended by holders of more than 50% of the total voting power of the outstanding shares of our common stock entitled to vote thereon as well as more than 50% of the outstanding shares of our Series F common stock. Additionally, following our Partnering Transaction, holders of our Series A common stock and holders of our Series B common stock will generally vote together as a single class on matters presented for a stockholder vote, except as required by Delaware law or stock exchange rule, with each share of Series A common stock entitling the holder to one vote per share and each share of Series B common stock entitling the holder to ten votes per share. As a result, our Public Stockholders will not have any influence over the election of directors prior to our Partnering Transaction, and will have limited voting rights following our Partnering Transaction.
Our Sponsor has no current intention to purchase additional securities, other than as disclosed in this report. Factors that would be considered in making additional purchases would include whether our Sponsor will have majority voting power following our Partnering Transaction without such a purchase and consideration of the current trading price of our Series A common stock. For a discussion of risks relating to our capital structure following our Partnering Transaction, see “The voting structure of our common stock will have the effect of concentrating voting power with our Sponsor, which will limit a stockholder’s ability to influence our policies and the outcome of important transactions, including a change in control” within this “Risk Factors” section. As a result of its substantial ownership in our Company, our Sponsor may exert a substantial influence on other actions requiring a stockholder vote, potentially in a manner that our other stockholders do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions.
Our Warrants and Founder Shares (including the voting rights thereof) of our Sponsor may have an adverse effect on the market price of our Series A common stock and make it more difficult to effectuate our Partnering Transaction.
We issued Public Warrants to purchase 11,500,000 shares of our Series A common stock, at a price of $11.50 per whole share (subject to certain adjustments), as part of the Units sold in our IPO and, in connection with the closing of our IPO, we issued an aggregate of 363,333 Private Placement Warrants, each of which is exercisable to purchase one share of Series A common stock at a price of $11.50 per share (subject to certain adjustments). In addition, if our Sponsor, any of the Related Companies or certain of our officers or directors make any working capital loans, up to $2,500,000 of such loans may be converted into units, at the price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. Any issuance of shares of Series A common stock upon exercise of these units will increase the number of outstanding shares of our common stock and reduce the value of any common stock we may issue to complete the Partnering Transaction.
Furthermore, our Sponsor currently holds 8,625,000 Founder Shares. The Founder Shares are convertible into shares of Series B common stock on a one-for-one basis. In connection with our Partnering Transaction, we have also agreed to issue to our Sponsor up to 10,000,000 Forward Purchase Units consisting of one share of Series B common stock and one-third of a Forward Purchase Warrant. The issuance of shares of Series B common stock upon exercise of these conversion rights and the voting rights related to our Series B common stock could make us a less attractive acquisition vehicle to a target business. Therefore, our Forward Purchase Units and Founder Shares may make it more difficult to effectuate a Partnering Transaction or increase the cost of acquiring the target business.
Shares of Series A common stock issued pursuant to the Private Placement Units and shares of Series B common stock issued upon conversion of the Founder Shares pursuant to the Forward Purchase Agreement may significantly dilute the value and/or the voting power of the shares of Series A common stock and may make effectuating our Partnering Transaction more difficult.
The Private Placement Warrants are identical to the Public Warrants sold as part of the Units in our IPO except that, so long as they are held by our Sponsor or its permitted transferees: (1) they will not be redeemable by us; (2) they (including the shares of Series A common stock issuable upon exercise of these warrants) may not be transferred, assigned or sold by our

Sponsor until 30 days after the completion of our Partnering Transaction, except in limited circumstances; (3) they may be exercised by the holders on a cashless basis; and (4) the holders thereof (including with respect to the shares of common stock issuable upon exercise of these warrants) are entitled to registration rights.
To the extent we issue shares of our common stock to effectuate our Partnering Transaction, including those underlying the Forward Purchase Units, the potential for the issuance of a substantial number of additional shares of our common stock upon exercise of these Warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of outstanding shares of our common stock and reduce the value of our common stock issued to complete the Partnering Transaction. Therefore, our Public Warrants, Founder Shares, Private Placement Units and Forward Purchase Units may make it more difficult to effectuate a Partnering Transaction or increase the cost of acquiring the target business.
Our Public Warrants and Private Placement Warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period included in earnings, which may have an adverse effect on the market price of our Series A common stock or may make it more difficult for us to consummate a Partnering Transaction.
We issued 11,500,000 Public Warrants as part of the Units sold in our IPO and, in connection with the closing of our IPO, we issued an aggregate of 363,333 Private Placement Warrants to our Sponsor, each exercisable to purchase one share of Series A common stock at a price of $11.50 per share, subject to adjustment. We account for both the Public Warrants underlying the Units sold in our IPO and the Private Placement Warrants as derivative warrant liabilities. At each reporting period (1) the accounting treatment of the warrants is re-evaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the Public Warrants and Private Placement Warrants is remeasured and the change in the fair value of the liability recorded as other income (expense) in our statement of operations. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Series A common stock. In addition, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as derivative warrant liabilities, which may make it more difficult for us to consummate a Partnering Transaction with a target business.
Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous Partnering Transaction with some prospective target businesses.
The federal proxy rules require that a proxy statement with respect to a vote on a partnering transaction meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our Partnering Transaction within the prescribed time frame.
Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our Partnering Transaction, require substantial financial and management resources and increase the time and costs of completing an acquisition.
Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our Partnering Transaction may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.
Risks Relating to the Post-Partnering Transaction Company
Our management may not be able to maintain control of a target business after our Partnering Transaction. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.
We may structure our Partnering Transaction so that the post-transaction company (in which our Public Stockholders own or acquire shares) will own less than 100% of the outstanding equity interests or assets of a target business, but we will only complete such Partnering Transaction if the post-transaction company owns or acquires 50% or more of the outstanding voting power of the outstanding capital stock of the target or otherwise acquires an interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns or acquires 50% or more of the outstanding voting power of the outstanding capital stock of the target, our stockholders prior to our Partnering Transaction (including our Sponsor) may collectively own a minority interest (economic and/or voting) in the post-Partnering Transaction company, depending on, among other things, valuations ascribed to the target and us in our Partnering Transaction and any changes in our post-Partnering Transaction capital structure. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock, shares or other equity interests of a target business, issue a substantial number of new shares to third parties in connection with financing our Partnering Transaction or our Sponsor could convert some or all of its Series B common stock into Series A common stock. In such cases, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock or other changes in our capital structure, our stockholders immediately prior to such transaction (including our Sponsor) could own less than a majority of our outstanding shares of common stock subsequent to such transaction, and therefore a minority interest (economic and/or voting) in the post-Partnering Transaction company. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.
The officers and directors of a prospective target business may resign upon the completion of our Partnering Transaction, which could negatively impact the operations and profitability of our post-combination business.
The officers and directors of an acquisition candidate may resign upon completion of our Partnering Transaction. The departure of a Partnering Transaction target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our Partnering Transaction cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our Partnering Transaction, it is possible that members of the management of an acquisition candidate will not wish to remain in place.
If our management team, following our Partnering Transaction, is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.
Following our Partnering Transaction, any or all of our management team could resign from their positions as officers of the post-Partnering Transaction company, and the management of the target business at the time of the Partnering Transaction could remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues, which may adversely affect our operations.
If our management team pursues a company with operations or opportunities outside of the U.S. for our Partnering Transaction, we may face additional burdens in connection with investigating, agreeing to and completing such combination, and if we effect such Partnering Transaction, we would be subject to a variety of additional risks that may negatively impact our operations.
If our management team pursues a company with operations or opportunities outside of the U.S. for our Partnering Transaction, we would be subject to risks associated with cross-border Partnering Transactions, including in connection with investigating, agreeing to and completing our Partnering Transaction, conducting due diligence in a foreign market, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign currency exchange rates.
If we effect our Partnering Transaction with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:
•costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;
•rules and regulations regarding currency redemption;
•complex corporate withholding taxes on individuals;
•laws governing the manner in which future Partnering Transactions may be effected;
•tariffs and trade barriers;
•regulations related to customs and import/export matters;
•longer payment cycles;

•changes in local regulations as part of a response to the COVID-19 pandemic or a significant outbreak of other infectious diseases;
•tax consequences;
•currency fluctuations and exchange controls;
•rates of inflation;
•challenges in collecting accounts receivable;
•cultural and language differences;
•employment regulations;
•crime, strikes, riots, civil disturbances, terrorist attacks and wars (including the ongoing conflict in Ukraine);
•deterioration of political relations with the U.S.;
•obligatory military service by personnel; and
•government appropriation of assets.
We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such Partnering Transaction or, if we complete such Partnering Transaction, our operations might suffer, either of which may adversely impact our results of operations and financial condition.
Risks Relating to our Securities
The voting structure of our common stock will have the effect of concentrating voting power with our Sponsor, which will limit a stockholder’s ability to influence our policies and the outcome of important transactions, including a change in control.
Following our Partnering Transaction, we expect our authorized capital stock will consist of Series A common stock, entitling the holder to one vote per share, Series B common stock, entitling the holder to ten votes per share and Series C common stock, the holder of which will not be entitled to any voting powers except to the extent required by Delaware law. Following our Partnering Transaction, we anticipate the holders of Series A common stock and Series B common stock will generally vote together as a single class on matters presented for a stockholder vote, except as required by Delaware law or stock exchange rule. In connection with our Partnering Transaction (or earlier at our Sponsor’s election), the outstanding shares of Series F common stock held by our Sponsor will be converted on a one-for-one basis into shares of Series B common stock, and we have agreed to issue to our Sponsor up to 10,000,000 Forward Purchase Units consisting of one share of Series B common stock and one-third of a Forward Purchase Warrant. The high-vote nature of our Series B common stock differs from the typical capital structure of many other special purpose acquisition companies and will significantly dilute the voting power of our Public Stockholders following our Partnering Transaction. Assuming that the 10,000,000 Forward Purchase Units to be issued to our Sponsor pursuant to the Forward Purchase Agreement are the only additional equity securities issued in connection with our Partnering Transaction and that our Sponsor, or an affiliate of our Sponsor, does not purchase any additional Units, our Sponsor is expected to hold approximately 44% of the outstanding shares of our common stock representing approximately 86% of the outstanding voting power of our outstanding common stock immediately following the closing of our Partnering Transaction. We anticipate that our Sponsor’s voting power and equity ownership may be substantially diluted in connection with our Partnering Transaction, either from the issuance of new shares of common stock in exchange for the capital stock of the target, the issuance of our capital stock to third party investors providing additional funding to our Company in connection with the Partnering Transaction, or both. Until such time, our Sponsor and Post would have the ability to exercise control over our affairs, policies and operations, such as the appointment of management, the issuance of additional shares of our common stock or other securities, the payment of dividends on our common stock, the incurrence of debt by us and over matters requiring stockholder approval, including the election of directors, amendments of our organizational documents and any change of control of our Company. Our Sponsor may have interests that differ from those of our other stockholders and may vote in a way with which our other stockholders disagree and which may be adverse to our other stockholders’ interests.
Our Public Stockholders do not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate their investment, therefore, our Public Stockholders may be forced to sell their Public Shares or Public Warrants, potentially at a loss.
Our Public Stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (1) the completion of our Partnering Transaction, and then only in connection with those Public Shares that such Public Stockholder properly elected to redeem, subject to certain limitations; (2) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our Partnering Transaction or to redeem 100% of our Public Shares if we do not complete our Partnering Transaction within the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-Partnering Transaction activity; and (3) the redemption of all of our Public Shares if we have not completed our Partnering Transaction within the Combination Period, subject to applicable law. In addition, if we have not completed a Partnering Transaction within the Combination Period for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, Public Stockholders may be forced to wait beyond the end of such period before they receive funds from our Trust Account. In no other circumstances will a Public Stockholder have any right or interest of any kind in the Trust Account. Holders of Public Warrants will not have any right to the proceeds held in the Trust Account with respect to the Public Warrants. Accordingly, to liquidate their investment, our Public Stockholders may be forced to sell their Public Shares or Public Warrants, potentially at a loss.
Our Sponsor’s equity ownership may create or appear to create conflicts of interest.
Our Sponsor’s ownership, and our officers’ and certain of our directors’ indirect ownership through Post’s ownership of our Sponsor, of our Series B common stock may create or appear to create conflicts of interest when they are faced with decisions that could have different implications for the holders of Series A common stock, including the structure of our Partnering Transaction, any financing or private placement in connection with our Partnering Transaction, the election of directors, amendments of our organizational documents and any merger, consolidation or sale of all or substantially all of our assets.
Our governance structure and our amended and restated certificate of incorporation may negatively affect the decision by certain institutional investors to purchase or hold shares of our Series A common stock.
The holding of low-voting stock, such as our Series A common stock, or if it is issued in the future, our non-voting Series C common stock, may not be permitted by the investment policies of certain institutional investors or may be less attractive to the portfolio managers of certain institutional investors. In addition, in July 2017, FTSE Russell and Standard & Poor’s announced that they would cease to allow most newly public companies utilizing dual- or multi-class capital structures to be included in their indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400 and S&P SmallCap 600, which together make up the S&P Composite 1500. Our multi-class capital structure may make us ineligible for inclusion in any of these and certain other indices following our Partnering Transaction, and as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track these indices would not invest in our stock. These policies may depress our valuation compared to those of other similar companies that are included in such indices.
Since only holders of our Founder Shares have the right to vote on the appointment of directors, the NYSE may consider us to be a “controlled company” within the meaning of the NYSE rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.
Only holders of our Founder Shares have the right to vote on the appointment of directors until our Partnering Transaction. Additionally, following our Partnering Transaction, we expect that the Series B common stock will have ten votes per share and Series A common stock will have one vote per share, concentrating voting power with the holders of our Founder Shares which may at such time exceed 50% of the voting power of the Company. As a result, the NYSE may consider us to be a “controlled company” within the meaning of the NYSE corporate governance standards. Under the NYSE corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:
• we have a board that includes a majority of “independent directors,” as defined under the rules of the NYSE; and
•we have a corporate governance and compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.
We are not currently utilizing these exemptions and intend to comply with the corporate governance requirements of the NYSE, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.
The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
Our Units, Public Shares and Public Warrants are currently listed on the NYSE. Although we expect to continue to meet the minimum initial listing standards set forth in the NYSE listing standards, our securities may not continue to be listed on the NYSE prior to our Partnering Transaction. Additionally, in connection with our Partnering Transaction, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued

listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For example, in order for our Series A common stock to be listed upon the consummation of our Partnering Transaction, among other things, we would be required to have at least 400 round lot holders at such time. We may not be able to meet those initial listing requirements at that time. The NYSE will also have discretionary authority to not approve our listing if it determines that the listing of the company to be acquired is against public policy at that time.
If the NYSE delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:
•a limited availability of market quotations for our securities;
•reduced liquidity for our securities;
•a determination that our Series A common stock is a “penny stock” which will require brokers trading in our Series A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•a limited amount of news and analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.
The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Units, Public Shares and Public Warrants are listed on the NYSE, our Units, Public Shares and Public Warrants qualify as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by special purpose acquisition companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.
We are not registering the shares of Series A common stock issuable upon exercise of the Warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when a Warrant holder desires to exercise Warrants, thus precluding such Warrant holder from being able to exercise its Warrants except on a “cashless basis” and potentially causing such Warrants to expire worthless.
We are not registering the shares of Series A common stock issuable upon exercise of the Warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 20 business days after the consummation of our Partnering Transaction, we will use our commercially reasonable efforts to file with the SEC, and within 60 business days following our Partnering Transaction to have declared effective, a registration statement covering the issuance of the shares of Series A common stock issuable upon exercise of the Warrants and to maintain a current prospectus relating to those shares of Series A common stock until the Warrants expire or are redeemed. We may not be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the Warrants are not registered under the Securities Act, we will be required to permit holders to exercise their Warrants on a cashless basis, in which case, the number of shares of Series A common stock that such holder will receive upon cashless exercise will be based on a formula subject to a maximum amount of shares equal to 0.361 shares of Series A common stock per Warrant (subject to adjustment). However, no Warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder or an exemption from registration is available. Notwithstanding the above, if our Series A common stock is at the time of any exercise of a Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of Public Warrants who exercise their Public Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any Warrant, or issue securities or other compensation in exchange for the Warrants in the event that we are unable to register or qualify the shares underlying the Warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the Warrants is not so registered or qualified or exempt from registration or qualification, the holder of such Warrant shall not be entitled to exercise such Warrant and such Warrant may have no value and expire worthless. In such event, holders who acquired their Warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Series A common stock (or, solely with respect to Forward Purchase Units, shares of Series B common stock) included in the units. There may be a circumstance where an exemption from registration exists for holders of our Private Placement Warrants to exercise their Private Placement Warrants while a corresponding exemption does not exist for holders of the Public Warrants included as part of the Units sold in our IPO. In such an instance, our Sponsor and its permitted transferees (which may include our directors and officers) would be able to exercise their Private Placement Warrants and sell the Private Placement Shares underlying their Private Placement Warrants while holders of our Public Warrants would not be able to exercise their Public Warrants and sell the underlying Public Shares. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Series A common stock for sale under all applicable state securities laws. As a result, we may redeem Warrants even if the holders are otherwise unable to exercise their Warrants.
We may amend the terms of the Warrants in a manner that may be adverse to holders of Public Warrants with the approval of the holders of at least 50% of the then outstanding Public Warrants. As a result, the exercise price of Public Warrants could be increased, the Public Warrants could be converted into cash or stock, the exercise period could be shortened and the number of shares of our Series A common stock purchasable upon exercise of a Public Warrant could be decreased, all without the approval of the holder of such Public Warrant.
Our Warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that (a) the terms of the Warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correcting any mistake or defective provision or (ii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not materially adversely affect the rights of the registered holders of the Warrants and (b) all other modifications or amendments require the vote or written consent of at least 50% of the then outstanding Public Warrants; provided that any amendment that solely affects the terms of the Private Placement Warrants or Forward Purchase Warrants or any provision of the warrant agreement solely with respect to the Private Placement Warrants or Forward Purchase Warrants will also require the vote or written consent of at least 50% of the then outstanding Private Placement Warrants or Forward Purchase Warrants, respectively. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 50% of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Public Warrants, convert the Public Warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a Public Warrant.
Our warrant agreement designates the courts of the State of Delaware or the U.S. District Court for the District of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our Warrants, which could limit the ability of Warrant holders to obtain a favorable judicial forum for disputes with our Company.
Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of Delaware located in Wilmington or the U.S. District Court for the District of Delaware, and (ii) we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.
Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the U.S. are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our Warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of Delaware located in Wilmington or the U.S. District Court for the District of Delaware (for purposes of this paragraph, a “foreign action”) in the name of any holder of our Warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state courts located in the State of Delaware and the federal courts in connection with any action brought in any such court to enforce the forum provisions (for purposes of this paragraph, an “enforcement action”), and (y) having service of process made upon such Warrant holder in any such enforcement action by service upon such Warrant holder’s counsel in the foreign action as agent for such Warrant holder.
This choice-of-forum provision may limit a Warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our Company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.
A provision of our warrant agreement may make it more difficult for us to consummate a Partnering Transaction.
Unlike some blank check companies, if
i.we issue additional shares of Series A common stock or equity-linked securities convertible, exercisable or exchangeable for shares of Series A common stock, excluding Forward Purchase Units, for capital raising purposes in connection with the consummation of our Partnering Transaction at an issue price or effective issue price of less than $9.20 per share of Series A common stock (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to our Sponsor or its affiliates, without taking into account any Founder Shares or shares of Series B common stock held by our Sponsor or such affiliates, as applicable) (the “Newly Issued Price”),

ii.the aggregate gross proceeds from such issuances, excluding the Forward Purchase Units, represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our Partnering Transaction on the date of the completion of our Partnering Transaction (net of redemptions), and
iii.the volume-weighted average trading price of the Series A common stock during the 20 trading day period starting on the trading day prior to the day on which we consummate the Partnering Transaction (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the Public Warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate a Partnering Transaction with a target business.
We may redeem unexpired Public Warrants prior to their exercise at a time that is disadvantageous to their holders, thereby making the Public Warrants worthless.
We have the ability to redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Public Warrant, if, among other things, the last reported sales price of our Series A common stock equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the Public Warrant holders. If and when the Public Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the Public Warrants as set forth above even if the holders are otherwise unable to exercise the Public Warrants. Redemption of the outstanding Public Warrants could force Public Warrant holders to: (1) exercise their Public Warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so; (2) sell their Public Warrants at the then-current market price when they might otherwise wish to hold their Public Warrants; or (3) accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, we expect would be substantially less than the market value of their Public Warrants.
None of the Private Placement Warrants will be redeemable by us so long as they are held by our Sponsor or its permitted transferees.
Because each Unit contains one-third of one redeemable Public Warrant and only a whole Public Warrant may be exercised, the Units may be worth less than units of other blank check companies.
Each Unit contains one-third of one redeemable Public Warrant. Pursuant to the warrant agreement, no fractional Public Warrants will be issued upon separation of the Units, and only whole Public Warrants will trade. This is different from some other offerings similar to ours whose units include one share of Series A common stock and one whole warrant to purchase one share. We have established the components of the Units in this way in order to reduce the dilutive effect of the Public Warrants upon completion of a Partnering Transaction since the Public Warrants will be exercisable in the aggregate for a third of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive Partnering Transaction counterparty for target businesses. Nevertheless, this unit structure may cause our Units to be worth less than if they included a warrant to purchase one whole share.
A market for our securities after our Partnering Transaction may not develop, which would adversely affect the liquidity and price of our securities.
The price of our securities may vary significantly due to one or more potential Partnering Transactions and general market or economic conditions, including as a result of the COVID-19 pandemic and other events (such as the ongoing conflict in

Ukraine, terrorist attacks, natural disasters or a significant outbreak of other infectious diseases). Furthermore, an active trading market for our securities after our Partnering Transaction may never develop or, if developed, it may not be sustained. Our stockholders may be unable to sell their securities unless a market can be established and sustained.
Holders of a single series of our common stock may not have any remedies if an action by our directors has an adverse effect on only that series of our common stock.
Principles of Delaware law and the provisions of our amended and restated certificate of incorporation may protect decisions of our board of directors that have a disparate impact upon holders of any single series of our common stock. Under Delaware law, the board of directors has a duty to act with due care and in the best interests of all of our stockholders, including the holders of all series of our common stock. Principles of Delaware law established in cases involving differing treatment of multiple classes or series of stock provide that a board of directors owes an equal duty to all common stockholders regardless of class or series and does not have separate or additional duties to any group of stockholders. As a result, in some circumstances, our directors may be required to make a decision that is viewed as adverse to the holders of one series of our common stock. Under the principles of Delaware law and the business judgment rule, holders may not be able to successfully challenge decisions that they believe have a disparate impact upon the holders of one series of our stock if our board of directors is disinterested and independent with respect to the action taken, is adequately informed with respect to the action taken and acts in good faith and in the honest belief that the board is acting in the best interest of all of our stockholders.
Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, and also provides that the federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, each of which could limit our stockholders’ ability to choose the judicial forum for disputes with our Company or our Company’s directors, officers or employees.
Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by applicable law, the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery does not have subject matter jurisdiction, another state court within the State of Delaware or, if no state court in Delaware has subject matter jurisdiction, the federal district court for the District of Delaware) shall be the sole and exclusive forum for any stockholder (including a beneficial owner within the meaning of Section 13(d) of the Exchange Act) to bring (1) any derivative action, suit or proceeding brought or purportedly brought on behalf of our Company, (2) any action, suit or proceeding asserting a claim of breach of a fiduciary duty owed by any current or former director, stockholder, officer, employee or agent of our Company to our Company or our stockholders, or any claim of aiding and abetting such breach, (3) any action, suit or proceeding asserting a claim arising pursuant to, or seeking to enforce any right, obligation or remedy under, any provision of the DGCL or our amended and restated certificate of incorporation or our amended and restated bylaws, (4) any action to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws, (5) any action asserting a claim against our Company or any director or officer of our Company governed by the internal affairs doctrine, (6) any action, suit or proceeding as to which the DGCL confers jurisdiction on the Court of Chancery or (7) any action, suit or proceeding asserting an “internal corporate claim” as defined in Section 115 of the DGCL; in all cases, subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. Notwithstanding the foregoing, the provisions of this paragraph will not apply to any actions arising under the Securities Act or the Exchange Act or otherwise arising under federal securities laws, for which the federal district courts of the U.S. shall be the sole and exclusive forum.
Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation also provides that the federal district courts of the U.S. will, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act.
Any person or entity purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in our amended and restated certificate of incorporation. If any action, the subject matter of which is within the scope of the forum provisions, is filed in a court other than a court located within the State of Delaware (for purposes of this paragraph, a “foreign action”) in the name of any stockholder, such stockholder shall be deemed to have consented to: (x) the personal jurisdiction of the state courts located within the State of Delaware and the federal courts in connection with any action brought in any such court to enforce the forum provisions (for purposes of this paragraph, an “enforcement action”) and (y) having service of process made upon such stockholder in any such enforcement action by service upon such stockholder’s counsel in the foreign action as agent for such stockholder.
Although we believe these exclusive forum provisions benefit us by providing increased consistency in the application of Delaware law and federal securities laws in the types of lawsuits to which each applies, the exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or any of our directors, officers, stockholders or other employees, which may discourage lawsuits with respect to such claims against us and our current and former directors, officers, stockholders or other employees and may result in additional costs for a stockholder seeking to bring a claim. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder as a result of our exclusive forum provisions. While we believe the risk of a court declining to enforce this forum selection clause is low, if a court were to determine the forum selection clause to be inapplicable or unenforceable in an action, we may incur additional costs in conjunction with our efforts to resolve the dispute in an alternative jurisdiction, which could have a negative impact on our results of operations and financial condition and result in a diversion of time and resources of our management team and board of directors.
We have adopted certain provisions in our amended and restated certificate of incorporation and our amended and restated bylaws that we intend to retain following the Partnering Transaction that may make it difficult for a third party to acquire us, even if doing so may be beneficial to our stockholders.
We have adopted certain provisions in our amended and restated certificate of incorporation and our amended and restated bylaws that we intend to retain following the Partnering Transaction that may discourage, delay or prevent a change in control of our Company that a stockholder may consider favorable. These provisions include:
•authorizing a capital structure with multiple series of common stock, including Series A common stock that entitles the holder to one vote per share, Series B common stock that entitles the holder to initially one vote per share or, following our Partnering Transaction, ten votes per share, Series C common stock that except as otherwise required by applicable law, entitles the holder to no voting rights and Series F common stock that, prior to the completion of our Partnering Transaction, are the only shares entitled to vote on the election of directors;
•from and after our Partnering Transaction, classifying our board of directors with staggered three-year terms, which may lengthen the time required to gain control of our board of directors;
•limiting who may call special meetings of stockholders;
•establishing advance notice requirements for nominations of candidates for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings;
•requiring stockholder approval by holders of at least 66 2/3% of our total voting power of our outstanding capital stock or approval by at least 75% of our board of directors with respect to certain extraordinary matters, such as a merger or consolidation of our Company, a sale of all or substantially all of our assets or an amendment to our amended and restated certificate of incorporation (except for any stockholder approval in connection with our Partnering Transaction);
•the existence of authorized and unissued stock, including “blank check” preferred stock, which could be issued by our board of directors to persons friendly to our then current management, thereby protecting the continuity of our management, or which could be used to dilute the stock ownership of persons seeking to obtain control of our company;
•following the completion of our Partnering Transaction, prohibiting stockholders from filling vacancies on our board of directors, which will only be able to be filled by our board of directors; and
•following the completion of our Partnering Transaction, providing that any or all of our directors may be removed from office at any time, but only for cause and only by the affirmative vote of holders of a majority of the voting power of all then outstanding shares of our capital stock entitled to vote generally in the election of directors, voting together as a single class.
Together these provisions could also make it more difficult for stockholders to elect directors of their choosing and to cause us to take other corporate actions they desire, any of which, under certain circumstances, could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock. These provisions may also affect a target’s desire to enter into a Partnering Transaction with us.
General Risk Factors
We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five fiscal years after our initial public offering, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of the end of any second fiscal quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.
We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Our executive offices are located at 2503 S. Hanley Road, St. Louis, Missouri 63144. The cost for our use of this space is included in the $40,000 per month fee we pay to Post for office space and administrative support services. We consider our current office space adequate for our current operations.
ITEM 3.    LEGAL PROCEEDINGS
There is no litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Unless otherwise stated or the context otherwise indicates, all references in this report to “PHPC,” the “Company,” “us,” “our” or “we” mean Post Holdings Partnering Corporation.
Market Information
The units (the “Units”) that we sold in our initial public offering (including pursuant to the underwriters’ exercise in full of their option to purchase additional Units), each consisting of one share of Series A common stock, $0.0001 par value per share (the “Series A common stock” and such shares, the “Public Shares”) and one-third of one redeemable warrant (the “Public Warrants”), the Public Shares and the Public Warrants are each traded on the New York Stock Exchange under the symbol “PSPC.U”, “PSPC” and “PSPC WS”, respectively. The Units commenced public trading on May 26, 2021. The Public Shares and Public Warrants began separate trading on July 16, 2021.
Holders
As of March 21, 2022, there was (i) one holder of record of our Units, (ii) one holder of record of our Public Shares, (iii) one holder of record of our Public Warrants, (iv) one holder of record of our Private Placement Units (as defined below), including Private Placement Shares (as defined below) and Private Placement Warrants (as defined below) underlying such Private Placement Units and (v) one holder of record of our Series F common stock. As of March 21, 2022, there were no holders of record of our Series B common stock or Series C common stock.
Dividends
We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial merger, share exchange, asset acquisition, share purchase, reorganization or similar partnering transaction with one or more businesses that we have not yet identified (our “Partnering Transaction”). The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our Partnering Transaction. The payment of any cash dividends subsequent to our Partnering Transaction will be within the discretion of our board of directors at such time. If we incur any indebtedness in connection with our Partnering Transaction, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.
Securities Authorized for Issuance under Equity Compensation Plans
None.
Performance Graph
The graph below compares the cumulative total return for our Public Shares from July 16, 2021 (the day on which our Public Shares began trading) through December 31, 2021 with the comparable cumulative return of three indices: the S&P 500 Index (“S&P 500”), Nasdaq and the Dow Jones Industrial Average Index (“DJIA”). The graph assumes $100 invested on July 16, 2021 in each of our Public Shares and the three indices presented. The stock price performance included in the graph below is not necessarily indicative of future stock performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
Among PHPC Public Shares, the S&P 500, Nasdaq and the DJIA

115.00
110.00
105.00
100.00
95.00
Jul 16, 2021
Jul 30, 2021
Aug 31, 2021
Sep 30, 2021
Oct 29, 2021
Nov 30, 2021
Dec 31, 2021
PHPC Public Shares
S&P 500
Nasdaq
DJIA

Performance Graph Data

	PHPC Public Shares ($)	S&P 500 ($)	Nasdaq ($)	DJIA ($)
7/16/2021	100.00	100.00	100.00	100.00
7/30/2021	97.46	101.61	101.71	100.75
8/31/2021	97.97	104.70	105.87	102.26
9/30/2021	97.87	99.83	100.30	97.97
10/29/2021	98.88	106.82	107.61	103.78
11/30/2021	98.98	106.08	107.98	100.14
12/31/2021	99.49	110.83	108.79	105.68
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any of our filings under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings
Unregistered Sales
On May 28, 2021, we consummated the initial public offering of 30,000,000 Units. Each Unit consists of one Public Share and one-third of one Public Warrant. Each whole Public Warrant will entitle the holder to purchase one share of Series A common stock at an exercise price of $11.50 per share, subject to adjustment. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $300,000,000. Evercore Group L.L.C. and Barclays Capital Inc. acted as the lead book-running managers of the initial public offering. The securities in the initial public offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-252910). The United States (the “U.S.”) Securities and Exchange Commission declared the registration statement effective on May 25, 2021.

Subsequently, on June 3, 2021, we issued an additional 4,500,000 Units (the “Over-Allotment Units”) pursuant to the underwriters’ exercise in full of their over-allotment option in connection with our initial public offering. The Over-Allotment Units were priced at $10.00 per Over-Allotment Unit, generating total gross proceeds of $45,000,000. The term “IPO” as used herein generally refers to the consummation of the initial public offering on May 28, 2021 and the underwriters’ exercise in full of their over-allotment option on June 3, 2021.
On May 28, 2021, in conjunction with the closing of the initial public offering, we consummated the private sale of 1,000,000 units (the “Private Placement Units”) at a purchase price of $10.00 per Private Placement Unit to our sponsor, PHPC Sponsor, LLC (our “Sponsor”), generating total gross proceeds of $10,000,000. Concurrently with the sale of the Over-Allotment Units, our Sponsor purchased an additional 90,000 Private Placement Units for total gross proceeds of $900,000. Each Private Placement Unit consists of one share of Series A common stock (“the “Private Placement Shares”) and one-third of one warrant, each whole warrant entitling the Sponsor to purchase one share of Series A common stock at an exercise price of $11.50 per share (the “Private Placement Warrants”). The Private Placement Warrants are identical to the Public Warrants included in the Units, except that such Private Placement Warrants (i) may be exercised for cash or on a cashless basis, (ii) are not subject to being called for redemption (except in certain circumstances when the Public Warrants are called for redemption and a certain price per share of Series A common stock threshold is met) and (iii) subject to certain limited exceptions, are subject to transfer restrictions until 30 days following the consummation of our Partnering Transaction. If the Private Placement Warrants are held by holders other than our Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by us in all redemption scenarios and exercisable by holders on the same basis as the Public Warrants. The issuance of the Private Placement Units, and the Private Placement Shares and the Private Placement Warrants underlying such Private Placement Units, was made pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act. The term “Private Placement” as used herein generally refers to the consummation of the private sale of Private Placement Units on May 28, 2021 and the private sale of Private Placement Units in conjunction with the sale of the Over-Allotment Units on June 3, 2021.
Use of Proceeds
Of the gross proceeds received from the consummation of our IPO and the Private Placement, $345,000,000 (or $10.00 per Unit sold in our IPO) was deposited in a trust account located in the U.S. with Continental Stock Transfer & Trust Company acting as trustee.
We paid a total of $6,100,000 in underwriting discounts and commissions and $1,112,856 for other costs and expenses related to our IPO. In addition, the underwriters agreed to defer $10,675,000 in underwriting commissions.
For a description of the use of the proceeds generated in our IPO, refer to Note 1 within “Notes to Financial Statements” within Item 8 of Part II of this report.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and capital resources of Post Holdings Partnering Corporation. This discussion should be read in conjunction with the financial statements under Item 8 of this report and the “Cautionary Statement On Forward-Looking Statements” on page 1.
OVERVIEW
We are a blank check company incorporated in Delaware on January 27, 2021 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar partnering transaction with one or more businesses that we have not yet identified (a “Partnering Transaction”). We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.
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
On May 28, 2021, in conjunction with the closing of the initial public offering, we consummated the private sale of 1,000,000 Private Placement Units (the “Private Placement Units”) at a purchase price of $10.00 per Private Placement Unit to our sponsor, PHPC Sponsor, LLC (the “Sponsor”), generating total gross proceeds of $10,000,000. Concurrently with the sale of the Over-Allotment Units, the Sponsor purchased an additional 90,000 Private Placement Units for total gross proceeds of $900,000. Each Private Placement Unit consists of one share of Series A common stock (“the “Private Placement Shares”) and one-third of one warrant, each whole warrant entitling the Sponsor to purchase one share of Series A common stock at an exercise price of $11.50 per share (the “Private Placement Warrants”). The term “Private Placement” as used herein generally refers to the consummation of the private sale of Private Placement Units on May 28, 2021 and the private sale of Private Placement Units in conjunction with the sale of the Over-Allotment Units on June 3, 2021.
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

RESULTS OF OPERATIONS
As of December 31, 2021, we had not commenced any operations. All activity for the period from January 27, 2021 (inception) through December 31, 2021 relates to our formation and IPO, and from the IPO date relates to our search for potential target businesses. We will not generate any operating revenue until after the completion of our Partnering Transaction, at the earliest. We incur general and administrative expenses through operating as a blank check company. We generate other income in the form of interest income from the proceeds derived from our IPO, and non-operating unrealized gains and losses related to derivative instruments initially recorded at the IPO date.
For the period beginning January 27, 2021, the inception date of the Company, and ending December 31, 2021, we had net earnings of $7,488,319, which consisted of a $9,707,400 gain on derivative warrant liabilities and $13,507 of income on investments held in the Trust Account, offset by $2,232,588 of general and administrative expenses. General and administrative expenses included professional fees, offering costs associated with derivative warrant liabilities, franchise taxes and fees related to the services agreement with Post.
Changes in the fair value of derivative warrant liabilities recognized in the Statement of Operations were primarily due to market factors largely driven by changes in the fair value of the underlying shares of the warrants.
LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2021, we had working capital of $2,426,458, which included $2,444,148 of cash in our operating bank account.
Our liquidity needs prior to the closing of the IPO were satisfied through a payment of $25,000 from the Sponsor to purchase 11,500,000 shares of Series F common stock, $0.0001 par value per share (the “Founder Shares”) and the loan of $213,424 from the Sponsor under an unsecured promissory note, which was repaid in full on May 28, 2021. On April 8, 2021, the Sponsor surrendered 2,875,000 Founder Shares to the Company for no consideration resulting in an aggregate of 8,625,000 Founder Shares outstanding. Subsequent to the closing of the IPO, our liquidity has been satisfied through the proceeds from the IPO and Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Partnering Transaction, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors, may, but are not obligated to, provide us with working capital loans. As of December 31, 2021, there were no amounts outstanding under any working capital loans.
Based on the foregoing, we believe that we will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors, to meet our needs through the earlier of the consummation of a Partnering Transaction or one year from this filing. Over this time period, we will use these funds for paying existing accounts payable, identifying and evaluating prospective Partnering Transaction candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Partnering Transaction.
We do not have any long-term debt obligations, finance lease obligations, operating lease obligations, purchase obligations or long-term liabilities.
On May 28, 2021, we entered into a services agreement that provided that, commencing on the date that our securities were first listed on the NYSE through the earlier of consummation of the Partnering Transaction and our liquidation, we agreed to pay Post Holdings, Inc. (“Post”) $40,000 per month for office space and administrative and support services provided to members of our management team.
The underwriters are entitled to underwriting discounts and commissions of $16,775,000, of which $6,100,000 was paid at the closing of the IPO and $10,675,000 was deferred. The deferred underwriting commissions will be paid to the underwriters upon the consummation of the Partnering Transaction subject to the terms of the underwriting agreement.
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
Derivative Financial Instruments
We account for our warrants in accordance with the guidance contained in Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging,” under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify our warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. The Public Warrants were initially measured at fair value using a Monte Carlo simulation at their original issuance and subsequently measured using their quoted market price once they became actively traded on the NYSE during the third quarter of fiscal 2021. The fair value of the Private Placement Warrants was determined using a Black-Scholes Pricing Model using observable and unobservable market data as the significant inputs (risk free rate, dividend yield and volatility).
Series A Common Stock Subject to Possible Redemption
We account for our Series A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Conditionally redeemable Series A common stock (including shares of Series A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Series A common stock is classified as stockholders’ equity. Our Series A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 34,500,000 shares of Series A common stock subject to possible redemption were presented at redemption value as temporary equity, outside of stockholders’ equity on our Balance Sheet.
Net Earnings (Loss) per Share
Basic and diluted earnings (loss) per share of Series A common stock subject to possible redemption (the “redeemable common stock”) and the Series A common stock and Series F common stock not subject to possible redemption (collectively, the “non-redeemable common stock”) are presented separately under the two-class method. Basic earnings (loss) per share is based on the average number of shares outstanding during the periods presented for the redeemable common stock and non-redeemable common stock. Net earnings is allocated between the redeemable common stock and non-redeemable common stock based on the weighted-average shares outstanding during the periods presented. The redeemable common stock is measured at its redemption value each period. As allowed for within ASC 480, we have made an election to treat the portion of the remeasurement adjustment that exceeds fair value as an adjustment to income available to holders of shares of redeemable common stock and to income available to holders of shares of non-redeemable common stock for basic and diluted earnings (loss) per share. Diluted earnings (loss) per share is based on the average number of shares of redeemable common stock and non-redeemable common stock used for the basic earnings per share calculation, adjusted for the dilutive effect of warrants, if any, using the “treasury stock” method. In addition, net earnings (loss) for diluted earnings per share is adjusted for the after-tax impact of changes to the fair value of derivative warrant liabilities, to the extent it is dilutive. We have not considered the effect of the warrants sold in the IPO and the Private Placement to purchase an aggregate 11,863,333 shares of Series A common stock in the calculation of diluted earnings (loss) per share, since the exercise of the warrants into shares of Series A common stock is contingent upon the occurrence of future events. See Note 6 within “Notes to Financial Statements” for the calculation of basic and diluted earnings (loss) per share of redeemable common stock and non-redeemable common stock.
RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS
See Note 3 within “Notes to Financial Statements” for a discussion regarding recently issued and adopted accounting standards.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
As of December 31, 2021, we were not subject to any market or interest rate risk. The net proceeds of the IPO and Private Placement held in the Trust Account are invested in U.S. treasury securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. treasury securities, or a combination thereof. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
(a)The period ended December 31, 2021 represents the period beginning January 27, 2021, the inception date of Post Holdings Partnering Corporation, and ending December 31, 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Post Holdings Partnering Corporation
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Post Holdings Partnering Corporation (the “Company”) as of December 31, 2021, the related statements of operations, statement of stockholders’ deficit and cash flows for the period from January 27, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from January 27, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2021.

New York, New York
March 25, 2022
PCAOB ID Number 100

POST HOLDINGS PARTNERING CORPORATION
STATEMENT OF OPERATIONS

Period Ended December 31, 2021 (a)
General and administrative expenses	$2,232,588
Operating Loss	(2,232,588)
Other income:
Gain on derivative warrant liabilities	(9,707,400)
Income from investments held in trust	(13,507)
Net Earnings	$7,488,319

Net Earnings (Loss) Per Share:
Redeemable Series A common stock - basic and diluted	$0.58
Non-redeemable Series A and Series F common stock - basic and diluted	$(0.44)

Weighted-Average Shares Outstanding:
Redeemable Series A common stock - basic and diluted	20,398,352
Non-redeemable Series A and Series F common stock - basic and diluted	10,044,368
(a)The period ended December 31, 2021 represents the period beginning January 27, 2021, the inception date of Post Holdings Partnering Corporation, and ending December 31, 2021.
See accompanying Notes to Financial Statements.

POST HOLDINGS PARTNERING CORPORATION
BALANCE SHEET

December 31, 2021
ASSETS
Current Assets
Cash	$2,444,148
Prepaid expenses	379,443
Total Current Assets	2,823,591
Investments held in trust account	345,013,507
Total Assets	$347,837,098

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$142,290
Franchise tax payable	185,753
Accrued expenses	69,090
Total Current Liabilities	397,133
Derivative warrant liabilities	10,087,466
Deferred underwriter commissions in connection with initial public offering	10,675,000
Total Liabilities	21,159,599

Commitments and Contingencies (See Note 7)

Series A common stock, $0.0001 par value; 34,500,000 shares subject to possible redemption at $10.00 per share	345,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—
Series A common stock, $0.0001 par value; 500,000,000 shares authorized; 1,090,000 shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption)	109
Series B common stock, $0.0001 par value; 80,000,000 shares authorized; none issued and outstanding	—
Series C common stock, $0.0001 par value; 40,000,000 shares authorized; none issued and outstanding	—
Series F common stock, $0.0001 par value; 40,000,000 shares authorized; 8,625,000 shares issued and outstanding	863
Additional paid-in capital	—
Accumulated deficit	(18,323,473)
Total Stockholders’ Deficit	(18,322,501)
Total Liabilities and Stockholders’ Deficit	$347,837,098
See accompanying Notes to Financial Statements.

POST HOLDINGS PARTNERING CORPORATION
STATEMENT OF CASH FLOWS

Period Ended December 31, 2021 (a)
Cash Flows from Operating Activities
Net earnings	$7,488,319
Adjustments to reconcile net earnings to net cash used in operating activities:
General and administrative expenses paid by PHPC Sponsor, LLC under promissory note	5,063
Gain on derivative warrant liabilities	(9,707,400)
Offering costs expensed associated with derivative warrant liabilities	946,906
Income from investments held in trust	(13,507)
Other changes in operating assets and liabilities:
Increase in prepaid expenses	(379,443)
Increase in accounts payable	57,290
Increase in franchise tax payable	185,753
Increase in accrued expenses	69,090
Net Cash Used in Operating Activities	(1,347,929)

Cash Flows from Investing Activities
Proceeds deposited in trust account	(345,000,000)
Net Cash Used in Investing Activities	(345,000,000)

Cash Flows from Financing Activities
Repayment of promissory note	(213,424)
Proceeds from issuance of common stock in initial public offering	345,000,000
Proceeds from issuance of common stock in private placement	10,900,000
Payment of offering costs	(6,894,499)
Net Cash Provided by Financing Activities	348,792,077

Net Increase in Cash and Cash Equivalents	2,444,148
Cash, Beginning of Period	—
Cash, End of Period	$2,444,148

Supplemental noncash information:
Offering costs paid by PHPC Sponsor, LLC for issuance of Series F common stock	$25,000
Offering costs included in accounts payable	$85,000
Offering costs paid by PHPC Sponsor, LLC under promissory note	$208,361
Deferred underwriting commissions in connection with the initial public offering	$10,675,000
(a)The period ended December 31, 2021 represents the period beginning January 27, 2021, the inception date of Post Holdings Partnering Corporation, and ending December 31, 2021.
 See accompanying Notes to Financial Statements.

POST HOLDINGS PARTNERING CORPORATION
STATEMENT OF STOCKHOLDERS’ DEFICIT

	Preferred stock		Series A common stock		Series B common stock		Series C common stock		Series F common stock
	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance - January 27, 2021 (inception)	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—
Issuance of Series A common stock, net of allocation for fair value of derivative warrant liabilities	—	—	109	1,090,000	—	—	—	—	—	—	10,195,021	—	10,195,130
Issuance of Series F common stock	—	—	—	—	—	—	—	—	1,150	11,500,000	24,137	—	25,287
Forfeiture of Series F common stock	—	—	—	—	—	—	—	—	(287)	(2,875,000)	—	—	(287)
Redemption value adjustment to common stock subject to possible redemption	—	—	—	—	—	—	—	—	—	—	(10,219,158)	(25,811,792)	(36,030,950)
Net Earnings	—	—	—	—	—	—	—	—	—	—	—	7,488,319	7,488,319
Balance - December 31, 2021	$—	—	$109	1,090,000	$—	—	$—	—	$863	8,625,000	$—	$(18,323,473)	$(18,322,501)

See accompanying Notes to Financial Statements.

POST HOLDINGS PARTNERING CORPORATION
NOTES TO FINANCIAL STATEMENTS
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
As of December 31, 2021, the Company had not commenced any operations. All activity for the period from January 27, 2021 (inception) through December 31, 2021 related to the Company’s formation and its initial public offering, which is described below, and subsequent to the initial public offering, related to the Company’s search for potential target businesses. The Company will not generate any operating revenue until after the completion of its Partnering Transaction, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds received in the initial public offering, and non-operating unrealized gains and losses related to derivative instruments initially recorded at the initial public offering date (see Note 8). The Company has selected December 31 as its fiscal year end.
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
On May 28, 2021, in conjunction with the closing of the initial public offering, the Company consummated the private sale of 1,000,000 units of the Company (the “Private Placement Units”) at a purchase price of $10.00 per Private Placement Unit to the Company’s sponsor, PHPC Sponsor, LLC (the “Sponsor”), generating total gross proceeds of $10,000,000 (see Note 4). Concurrently with the sale of the Over-Allotment Units, the Sponsor purchased an additional 90,000 Private Placement Units for total gross proceeds of $900,000. Each Private Placement Unit consists of one share of Series A common stock (“the “Private Placement Shares”) and one-third of one warrant, each whole warrant entitling the Sponsor to purchase one share of Series A common stock at an exercise price of $11.50 per share (the “Private Placement Warrants”). The term “Private Placement” as used herein generally refers to the consummation of the private sale of Private Placement Units on May 28, 2021 and the private sale of Private Placement Units in conjunction with the sale of the Over-Allotment Units on June 3, 2021.
The Private Placement Warrants are identical to the Public Warrants included in the Units, except that such Private Placement Warrants (i) may be exercised for cash or on a cashless basis, (ii) are not subject to being called for redemption (except in certain circumstances when the Public Warrants are called for redemption and a certain price per share of Series A common stock threshold is met) and (iii) subject to certain limited exceptions, are subject to transfer restrictions until 30 days following the consummation of the Company’s Partnering Transaction. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by holders on the same basis as the Public Warrants. The issuance of the Private Placement Units, and the shares of Series A common stock and the Private Placement Warrants underlying such Private Placement Units, was made pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).
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
The Company will provide the holders of Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Partnering Transaction either (a) in connection with a stockholder meeting called to approve the Partnering Transaction or (b) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Partnering Transaction or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (at $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (See Note 7). The Public Shares were classified as temporary equity in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”).
The Company will proceed with a Partnering Transaction if the Company has net tangible assets of at least $5,000,001 upon consummation of a Partnering Transaction and only if a majority of the common shares, represented in person or by proxy and entitled to vote thereon, voted at a stockholder meeting are voted in favor of the Partnering Transaction. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to the amended and restated certificate of incorporation which the Company adopted upon the consummation of the IPO (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Partnering Transaction. If, however, stockholder approval of the Partnering Transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules of the SEC. Additionally, each Public Stockholder may elect to redeem its Public Shares irrespective of whether it votes for or against the proposed Partnering Transaction or does not vote at all. If the Company seeks stockholder approval in connection with a Partnering Transaction, the initial stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4), the shares underlying the Private Placement Units, and any Public Shares purchased during or after the IPO in favor of a Partnering Transaction. Subsequent to the consummation of the IPO, the Company adopted an insider trading policy which requires insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) clear all trades with the Company’s legal counsel prior to execution. In addition, the initial stockholders agreed to waive their redemption rights with respect to their Founder Shares and the shares underlying the Private Placement Units in connection with the completion of a Partnering Transaction.
Notwithstanding the foregoing, if the Company seeks stockholder approval of its Partnering Transaction and does not conduct redemptions in connection with its Partnering Transaction pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares of Series A common stock sold in the IPO without the prior consent of the Company.
The Sponsor and the Company’s executive officers and directors (the “initial stockholders”) agreed not to propose an amendment to the Amended and Restated Certificate of Incorporation that would modify the substance or timing of the Company’s obligation to provide holders of the Public Shares the right to have their shares redeemed in connection with a Partnering Transaction or to redeem 100% of the Public Shares if the Company does not complete its Partnering Transaction within 24 months from the closing of the IPO, or May 28, 2023, or 27 months, or August 28, 2023, following an agreement in principle event, which means the Company has executed a letter of intent, agreement in principle or definitive agreement for a Partnering Transaction within 24 months from the closing of the IPO but has not completed the Partnering Transaction within such 24-month period (such 24-month or 27-month period, the “Combination Period”) or with respect to any other provision relating to the rights of Public Stockholders, unless the Company provides the Public Stockholders with the opportunity to redeem their shares of Series A common stock in conjunction with any such amendment.

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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), under the rules and regulations of the SEC.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of December 31, 2021, no losses have been incurred.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2021.
Investments Held in Trust Account
The Company’s portfolio of investments held in the Trust Account is comprised of U.S. treasury securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. treasury securities, or a combination thereof. The Company’s investments held in the Trust Account were presented at fair value and were classified as other long-term assets on the Balance Sheet at December 31, 2021 as the Combination Period in which the Company has to complete a Partnering Transaction was greater than twelve months. Gains and losses resulting from the change in fair value of these securities are included in “Income from investments held in trust” in the Statement of Operations. The estimated fair value of investments held in the Trust Account are determined by their net asset value (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit.
Fair Value Measurements
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement” (“ASC 820”), approximates the carrying amounts represented on the Balance Sheet, primarily due to their short-term nature, except for the derivative warrant liabilities which are discussed below. See Note 9 for disclosures related to fair value measurements.
In circumstances where the inputs used to measure fair value are categorized within different levels of the fair value hierarchy, the fair value is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.
Derivative Financial Instruments
The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants and forward purchase agreements, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. The Company does not offset derivative assets and liabilities within the Balance Sheet.
The Public Warrants and Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until they are exercised. As of December 31, 2021, the fair value of the Public Warrants was valued using the market approach based on the quoted market price of the Public Warrants and the fair value of the Private Placement

Warrants was estimated using the Black Sholes Option Pricing Model. See Note 8 for disclosures related to derivative instruments.
Offering Costs Associated with the IPO
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO. Offering costs were allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to the derivative warrant liabilities of $946,906 were expensed as incurred and included in “General and administrative expenses” in the Statement of Operations. Offering costs associated with the Series A common stock of $16,940,950 were recorded to temporary equity on the Balance Sheet upon the completion of the IPO.
Series A Common Stock Subject to Possible Redemption
Conditionally redeemable Series A common stock (including shares of Series A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Series A common stock is classified as stockholders’ equity. The Company’s Series A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 34,500,000 shares of Series A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of stockholders’ equity on the Balance Sheet.
Immediately upon the closing of the initial public offering, the Company recognized the accretion from initial book value to redemption value of the Series A common stock subject to possible redemption. The change in the carrying value of the shares of Series A common stock subject to possible redemption resulted in charges against additional paid-in capital and accumulated deficit.
The following table summarizes the changes to the Company’s Series A common stock subject to possible redemption for the period beginning January 27, 2021, the inception date of the Company, and ending December 31, 2021.

Beginning of period	$—
Gross proceeds from IPO	345,000,000
Proceeds allocated to Public Warrants	(19,090,000)
Series A common stock issuance costs	(16,940,950)
Accretion of carrying value to redemption value	36,030,950
End of period	$345,000,000
Net Earnings (Loss) per Share
Basic and diluted earnings (loss) per share of Series A common stock subject to possible redemption (the “redeemable common stock”) and the Series A common stock and Series F common stock not subject to possible redemption (collectively, the “non-redeemable common stock”) is presented separately under the two-class method. Basic earnings (loss) per share is based on the average number of shares outstanding during the periods presented for the redeemable common stock and non-redeemable common stock. Net earnings are allocated between the redeemable common stock and non-redeemable common stock based on the weighted-average shares outstanding during the periods presented. The redeemable common stock is measured at its redemption value each period. As allowed for within ASC 480, the Company has made an election to treat the portion of the remeasurement adjustment that exceeds fair value as an adjustment to income available to holders of shares of redeemable common stock and to income available to holders of shares of non-redeemable common stock for basic and diluted earnings (loss) per share. Diluted earnings (loss) per share is based on the average number of shares of redeemable common stock and non-redeemable common stock used for the basic earnings per share calculation, adjusted for the dilutive effect of warrants, if any, using the “treasury stock” method. In addition, net earnings (loss) for diluted earnings per share is adjusted for the after-tax impact of changes to the fair value of derivative warrant liabilities, to the extent it is dilutive. The Company has not considered the effect of the warrants sold in the IPO and the Private Placement to purchase an aggregate 11,863,333 shares of Series A common stock in the calculation of diluted earnings (loss) per share, since the exercise of the warrants into shares of Series A common stock is contingent upon the occurrence of future events. See Note 6 for the calculation of basic and diluted earnings (loss) per share of redeemable common stock and non-redeemable common stock.
Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” (“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2021, deferred tax assets, net of valuation allowances, were zero.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.
NOTE 3 — RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS
The Company has considered all new accounting pronouncements and has concluded no new pronouncements (other than the one described below) had or will have a material impact on the Company’s results of operations, financial condition, cash flows, stockholders’ equity or disclosures based on current information.
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. This ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted this ASU on January 27, 2021, the inception date of the Company. Adoption of this ASU did not have a material impact on the Company’s financial statements or related disclosures.
NOTE 4 — RELATED PARTY TRANSACTIONS
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
Affiliated Units
The Sponsor purchased 4,000,000 of the 34,500,000 Units issued in the IPO at the offering price of $10.00 per Unit, generating proceeds of $40,000,000 (the “Affiliated Units”). Each Affiliated Unit consists of one Public Share and one-third of one Public Warrant. As part of the Affiliated Units, the Sponsor holds 1,333,333 of the 11,500,000 Public Warrants outstanding. Each whole Public Warrant will entitle the Sponsor to purchase one share of Series A common stock at an exercise price of $11.50 per share, subject to adjustment. The underwriters did not receive any underwriting discounts or commissions on the Affiliated Units. As of December 31, 2021, the shares of Series A common stock subject to possible redemption underlying the Affiliated Units were presented at redemption value as temporary equity, outside of stockholders’ equity on the Balance Sheet.
Private Placement
In conjunction with the IPO, the Company completed the Private Placement of 1,090,000 Private Placement Units at a price of $10.00 per Private Placement Unit with the Sponsor, generating proceeds of $10,900,000. Each Private Placement Unit consists of one share of Series A common stock and one-third of one Private Placement Warrant. As part of the Private Placement Units, the Sponsor holds 363,333 Private Placement Warrants. Each whole Private Placement Warrant is exercisable for one share of Series A common stock at a price of $11.50 per share. If the Company does not complete a Partnering Transaction within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants.
Forward Purchase
On May 28, 2021, the Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) with the Sponsor pursuant to which the Sponsor committed to purchase from the Company, at the Company’s election, up to 10,000,000 forward purchase units (the “Forward Purchase Units”), with each Forward Purchase Unit consisting of one share of Series B common stock, $0.0001 par value per share (the “Forward Purchase Shares”), and one-third of one warrant to purchase one share of Series A common stock (the “Forward Purchase Warrants”), for $10.00 per Forward Purchase Unit, in an aggregate amount of up to $100,000,000, in a private placement that would close concurrently with the closing of the Partnering Transaction. The proceeds from the sale of these Forward Purchase Units, together with the amounts available to the Company from the Trust Account (after giving effect to any redemptions of Public Shares) and any other equity or debt financing obtained by the Company in connection with the Partnering Transaction, would be used to satisfy the cash requirements of the Partnering Transaction, if the Company elected, including funding the purchase price, paying expenses and retaining specified amounts to be used by the post-Partnering Transaction company for working capital or other purposes. To the extent that the amounts available from the Trust Account and other financing are sufficient for such cash requirements, the Sponsor may purchase, at the Company’s election, less than 10,000,000 Forward Purchase Units. The terms of the Forward Purchase Warrants will generally be identical to the terms of the Public Warrants included in the Units issued in the IPO. There were no Forward Purchase Units outstanding as of December 31, 2021.
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
In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Partnering Transaction, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Partnering Transaction, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside of the Trust Account. In the event that a Partnering Transaction does not close, the Company may use a portion of the proceeds held outside of the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account can be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Partnering Transaction, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into units of the post-Partnering Transaction entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021, the Company had no borrowings under the Working Capital Loans.
Services Agreement
On May 28, 2021, the Company entered into an agreement in which, commencing on the date the Company’s securities were first listed on the NYSE through the earlier of consummation of the Partnering Transaction or its liquidation, the Company agreed to pay Post Holdings, Inc. (“Post”) $40,000 per month for office space and administrative and support services provided to members of the Company’s management team. During the period beginning January 27, 2021, the inception date of the Company, and ending December 31, 2021 (see Note 1), the Company expensed $287,742 for services provided by Post which were included in “General and administrative expenses” in the Statement of Operations. There were no receivables or payables with Post or the Sponsor as of December 31, 2021.
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

NOTE 5 — INCOME TAXES
The income tax provision consists of the following for the period beginning January 27, 2021, the inception date of the Company, and ending December 31, 2021:

Current:
Federal	$—
State	—
—
Deferred:
Federal	(265,710)
State	(41,648)
(307,358)
Valuation allowance	307,358
Income tax provision	$—
The Company’s net deferred tax assets are summarized as follows:

December 31, 2021
Start-up / organization costs	$265,743
Net operating loss carryforwards	41,615
Total deferred tax assets	307,358
Valuation allowance	(307,358)
Deferred tax assets, net of allowance	$—
In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of a deferred tax asset is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. The Company considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, the Company believes that significant uncertainty exists with respect to future realization of the deferred tax asset and has therefore established a full valuation allowance.
There were no unrecognized tax benefits as of December 31, 2021. No amounts were accrued for the payment of interest and penalties at December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by U.S. federal and state taxing authorities since inception.
A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the period beginning January 27, 2021, the inception date of the Company, and ending December 31, 2021 is as follows:

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	(0.6)%
Change in fair value of derivative warrant liabilities	(27.2)%
Offering costs allocated to derivative warrant liabilities	2.7%
Change in valuation allowance	4.1%
Effective tax rate	—%

NOTE 6 — EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net earnings per share of redeemable common stock and basic and diluted net loss per share of non-redeemable common stock (see Note 2). The period ended December 31, 2021 represents the period beginning January 27, 2021, the inception date of the Company, and ending December 31, 2021. Basic and diluted weighted-average shares of non-redeemable common stock outstanding for the period ended December 31, 2021 included 645,330 shares of Series A common stock and 9,399,038 shares of Series F common stock.

Period Ended December 31, 2021
Redeemable common stock
Net earnings attributable to redeemable common stock	$5,017,599
Redemption value adjustment in excess of fair value of redeemable common stock	6,900,000
Net earnings allocable to redeemable common stock	$11,917,599

Basic and diluted weighted-average shares of redeemable common stock outstanding	20,398,352

Basic and diluted net earnings per share of redeemable common stock	$0.58

Non-redeemable common stock
Net earnings attributable to non-redeemable common stock	$2,470,720
Redemption value adjustment in excess of fair value of redeemable common stock	(6,900,000)
Net loss allocable to non-redeemable common stock	$(4,429,280)

Basic and diluted weighted-average shares of non-redeemable common stock outstanding	10,044,368

Basic and diluted net loss per share of non-redeemable common stock	$(0.44)
NOTE 7 — COMMITMENTS AND CONTINGENCIES
Stockholder Registration Rights
The holders of the Founder Shares, Private Placement Shares, Private Placement Warrants and shares and warrants that may be issued in connection with the Forward Purchase Agreement or upon conversion of Working Capital Loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants, Forward Purchase Warrants or warrants issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares and the Forward Purchase Shares) are entitled to registration rights with respect to Private Placement Shares, Private Placement Warrants and shares and warrants that may be issued in connection with the Forward Purchase Agreement or upon conversion of Working Capital Loans, warrants purchased by them in the open market and shares of Series A common stock purchased by them in the open market, including in the IPO, or issuable upon (1) conversion of the Founder Shares, (2) exercise of the Private Placement Warrants, (3) conversion of the Forward Purchase Shares and shares of Series B common stock purchased in connection with the Company’s Partnering Transaction (if any), (4) exercise of the Forward Purchase Warrants and (5) exercise of warrants issued upon conversion of Working Capital Loans (if any) pursuant to the Forward Purchase Agreement and an investor rights agreement signed upon the effective date of the IPO requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands in any 12-month period under each agreement, excluding short form registration demands, that the Company register such securities. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its Partnering Transaction and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
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
Risks and Uncertainties
The Company continues to evaluate the impact of the COVID-19 pandemic on the consumer packaged goods industry and has concluded that while it is reasonably possible that the pandemic could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
NOTE 8 — DERIVATIVE WARRANT LIABILITIES
As of December 31, 2021, the Company had 11,500,000 Public Warrants and 363,333 Private Placement Warrants outstanding.
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

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Derivative warrant liabilities - Public Warrants	$9,775,000	$9,775,000	$—	$—
Derivative warrant liabilities - Private Placement Warrants	$312,466	$—	$—	$312,466
Investments held in trust are invested in a money market fund consisting entirely of U.S. treasury securities (see Note 2). The fund is valued at NAV per share, and as such, in accordance with ASC 820, the investments have not been classified in the fair value hierarchy.
As of December 31, 2021, the Public Warrants were measured using their quoted market price (Level 1) and the Private Placement Warrants were measured at fair value using the Black-Scholes Option Pricing Model (Level 3). The Public Warrants were initially measured at fair value using a Monte Carlo simulation at their original issuance (Level 3) and subsequently measured using their quoted market price after the Public Warrants became actively traded on the NYSE during the third quarter of fiscal 2021. The Private Placement Warrants were measured at fair value using the Black-Scholes Option Pricing Model at both their original issuance and subsequent measurements.
Inherent in the Black-Scholes Option Pricing Method, utilized to measure the fair value of the Private Placement Warrants, and the Monte Carlo Option Pricing Method, utilized to measure the fair value of the Public Warrants prior to their separate trading on the NYSE, are assumptions related to expected trading price volatility, expected life, risk-free interest rate and dividend yield. Prior to the Public Warrants separately trading on the NYSE, the Black-Scholes analysis relied upon appropriate inputs derived from the Monte Carlo simulation of the Public Warrants; namely, the underlying stock price and the implied volatility from the traded Public Warrant price. The Company estimated the volatility of its warrants based on implied volatility from historical volatility of select peer companies’ common stock that matched the expected remaining life of the warrants. Subsequent to the Public Warrants separately trading on the NYSE, the Company estimated the volatility of its warrants based on implied volatility from the traded Public Warrant price. The primary significant unobservable input used in the fair value measurements was implied volatility and a significant change in implied volatility in isolation would result in a significant change to the fair value measurements. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The Company anticipates the dividend rate will remain at zero.
The following table provides quantitative information regarding Level 3 fair value measurement inputs as of December 31, 2021 and May 28, 2021, the date of original issuance of the derivative warrant liabilities. As of December 31, 2021, the Public Warrants were measured using Level 1 fair value measurement inputs.

	December 31, 2021		May 28, 2021
	Public Warrants	Private Placement Warrants	Public Warrants	Private Placement Warrants
Exercise price	n/a	$11.50	$11.50	$11.50
Stock price	n/a	$9.81	$9.45	$9.45
Volatility	n/a	15.0%	27.0%	29.0%
Term (years)	n/a	5.0	5.0	5.0
Risk-free rate	n/a	1.39%	1.21%	1.21%
Dividend yield	n/a	—%	—%	—%
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were transfers to/from Levels 1 and 3 during the period beginning January 27, 2021, the inception date of the Company, and ending December 31, 2021 of $20,814,997.
The following table summarizes the Level 3 activity measured on a recurring basis for the derivative warrant liabilities. As of December 31, 2021, the Public Warrants were measured using Level 1 fair value measurement inputs.

	Public Warrants	Private Placement Warrants
Level 3 derivative warrant liabilities at January 27, 2021 (inception)	$—	$—
Issuance of derivative warrants	19,090,000	704,866
Change in fair value of derivative warrant liabilities	1,724,997	(392,400)
Transfers from Level 3 to Level 1 hierarchy	(20,814,997)	—
Level 3 derivative warrant liabilities at December 31, 2021	$—	$312,466
NOTE 10 — STOCKHOLDERS’ DEFICIT
Preferred Stock — The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2021, there were no shares of preferred stock issued or outstanding.
Series A Common Stock — The Company is authorized to issue 500,000,000 shares of Series A common stock with a par value of $0.0001 per share. As of December 31, 2021, there were 1,090,000 shares of Series A common stock outstanding, excluding 34,500,000 shares of Series A common stock subject to possible redemption that were classified as temporary equity on the Balance Sheet.
Series B Common Stock — The Company is authorized to issue 80,000,000 shares of Series B common stock with a par value of $0.0001 per share. As of December 31, 2021, there were no shares of Series B common stock issued or outstanding.
Series C Common Stock — The Company is authorized to issue 40,000,000 shares of Series C common stock with a par value of $0.0001 per share. As of December 31, 2021, there were no shares of Series C common stock issued or outstanding.
Series F Common Stock — The Company is authorized to issue 40,000,000 shares of Series F common stock with a par value of $0.0001 per share. On January 27, 2021, the Company issued 11,500,000 shares of Series F common stock. On April

8, 2021, the Sponsor surrendered 2,875,000 shares of Series F common stock to the Company for no consideration, resulting in an aggregate of 8,625,000 shares of Series F common stock issued and outstanding as of December 31, 2021.
Prior to the Company’s Partnering Transaction, holders of the Series A common stock, Series B common stock, if any, and Series F common stock are entitled to one vote for each share on all matters to be voted on by stockholders, including any vote in connection with the Company’s Partnering Transaction, and vote together as a single class; provided that, prior to the Company’s Partnering Transaction, only holders of the Series F common stock have the right to elect the Company’s directors. These provisions of the Company’s Amended and Restated Certificate of Incorporation may only be amended if approved by holders of more than 50% of the total voting power of the outstanding shares of the Company’s common stock entitled to vote thereon as well as more than 50% of the outstanding shares of Series F common stock.
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
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, with the President and Chief Investment Officer (“CIO”) and Chief Financial Officer (“CFO”) of the Company, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Company’s CIO and CFO concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance of achieving the desired control objectives.
Management’s Report on Internal Controls Over Financial Reporting
This report does not include a report on management’s assessment regarding internal controls over financial reporting or an attestation report of our independent public accounting firm due to the transition period established by rules of the SEC for newly public entities. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement.
Changes in Internal Controls over Financial Reporting
Based on management’s evaluation, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    OTHER INFORMATION
Not applicable.
Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
As of the date of this report, our directors and executive officers are as follows:

Name	Age	Title
Robert V. Vitale	56	President and Chief Investment Officer
Bradly A. Harper	48	Chief Financial Officer
Jeff A. Zadoks	56	Director
Jim Dwyer	63	Director
Jennifer Kuperman	49	Director
Dave Peacock	53	Director
David L. Taiclet	58	Director

Robert V. Vitale – President and Chief Investment Officer. Mr. Vitale has served as Post Holdings Partnering Corporation’s (“PHPC,” the “Company,” “us,” “our” or “we”) President and Chief Investment Officer since January 2021. Mr. Vitale has also served as president and chief executive officer and as a member of the board of directors of Post Holdings, Inc. (“Post”) since November 2014. Previously, Mr. Vitale served as Post’s chief financial officer from October 2011 until November 2014. Mr. Vitale served as president and chief executive officer of AHM Financial Group, LLC, a diversified provider of insurance brokerage and wealth management services, from 2006 until 2011 and previously was a partner of Westgate Equity Partners, LLC, a consumer-oriented private equity firm. Mr. Vitale has been the executive chairman of BellRing Brands, Inc. (“BellRing”), a publicly-traded affiliate of Post that manufactures products in the convenient nutrition category through its operating subsidiaries, since September 2019 and is a member of the board of directors of 8th Avenue Food & Provisions, Inc. (“8th Avenue”), Post’s historical private brands business that Post separately capitalized with third parties. Mr. Vitale also serves on the board of directors of Energizer Holdings, Inc., a publicly-traded manufacturer and distributor of primary batteries, portable lights and auto care appearance, performance, refrigerant and fragrance products.
Bradly A. Harper – Chief Financial Officer. Mr. Harper has served as our Chief Financial Officer since January 2021. Mr. Harper has also served as senior vice president, chief accounting officer and principal accounting officer of Post since December 2018. Mr. Harper served as the vice president and corporate controller of Post from November 2014 to December 2018 and the director of corporate accounting and reporting of Post from December 2011 until November 2014. Prior to joining Post, Mr. Harper served as assistant controller of Savvis, Inc., a global leader in cloud infrastructure and hosted IT solutions for enterprises.
Jeff A. Zadoks – Director. Mr. Zadoks has served as the chairman of our board of directors since January 2021. Mr. Zadoks has also served as an executive vice president of Post since November 2017 and as the chief financial officer of Post since November 2014. Mr. Zadoks previously served as Post’s senior vice president and chief financial officer from November 2014 until November 2017. Mr. Zadoks served as Post’s senior vice president and chief accounting officer from January 2014 until November 2014 and as Post’s corporate controller from October 2011 until November 2014. Prior to joining Post, Mr. Zadoks served as senior vice president and chief accounting officer at RehabCare Group, Inc., a leading provider of post-acute care in hospitals and skilled nursing facilities, from February 2010 to September 2011 and as vice president and corporate controller of RehabCare Group, Inc. from December 2003 until January 2010. We believe Mr. Zadoks’s significant leadership and extensive accounting experience qualifies him to serve on our board of directors.
Jim Dwyer – Director. Mr. Dwyer has served as a member of our board of directors since May 2021. Mr. Dwyer has also served on the board of directors of 8th Avenue since October 2018, including as its chairman since May 2020. Mr. Dwyer previously served as the president and chief executive officer of Post’s private brands businesses from January 2018 until May 2020 (including as the president and chief executive officer of 8th Avenue from March 2018 until May 2020), the president and chief executive officer of Michael Foods, an operating company of Post, from October 2009 until January 2018 and in executive roles at Kraft General Foods, PepsiCo and Ahold USA. Mr. Dwyer also serves on the board of directors of Andersen Corporation, a manufacturer of window and door products, and Teays River Investments, a holding company focused on investments in vertically integrated dairy, produce and seed products. We believe Mr. Dwyer’s extensive leadership and business experience qualifies him to serve on our board of directors.

Jennifer Kuperman – Director. Ms. Kuperman has served as a member of our board of directors since May 2021. Ms. Kuperman is currently a director, investor and advisor to various public and private organizations across industries. Ms. Kuperman was head of international corporate affairs at Alibaba Group Holding Limited, a multinational conglomerate holding company specializing in eCommerce, retail, internet and technology, from April 2016 until January 2021 and served as vice president, international corporate affairs at Alibaba Group Holding Limited from August 2014 to April 2016. Prior to joining Alibaba Group Holding Limited, Ms. Kuperman was senior vice president of corporate brand and reputation at Visa Inc., a global payments technology company, from April 2013 to August 2014 and chief of staff, office of the chairman and chief executive officer at Visa Inc. from August 2010 to April 2013. Ms. Kuperman also served as head of global corporate communications and citizenship at Visa Inc. from August 2008 to July 2010 and head of employee and client communication at Visa Inc. from August 2004 to June 2008. Ms. Kuperman serves on the board of directors of Post and BellRing. Ms. Kuperman also serves on the board of directors of CoachArt, a nonprofit organization that provides arts and recreational opportunities to youth with chronic and life-threatening illnesses. We believe Ms. Kuperman’s extensive leadership and international experience qualifies her to serve on our board of directors.
Dave Peacock – Director. Mr. Peacock has served as a member of our board of directors since May 2021. Mr. Peacock has also served as the chief operating officer and as a member of the board of directors and management committee of Continental Grain Company, a global investor, owner and operator of companies across the food and agribusiness spectrum, since November 2021. Mr. Peacock previously served as president and chief operating officer of Schnucks Markets, a family-owned grocery retailer, from May 2017 until November 2021. Prior to joining Schnucks Markets’ management team, Mr. Peacock was on the board of advisors for, and was the founder and chairman of, Vitaligent, LLC, a multi-unit restaurant franchisee. Mr. Peacock served as senior advisor to Anheuser-Busch, a brewing company, from February 2012 until June 2012, president of Anheuser-Busch from November 2008 until January 2012, vice president of marketing at Anheuser-Busch from October 2007 until November 2008 and vice president of business operations, Anheuser-Busch Incorporated from December 2004 until September 2007. Mr. Peacock also serves as a member of the board of directors of Arlon Group, a food and agriculture investment firm affiliated with Continental Grain Company, and Stifel Financial Corp., a private wealth and institutional bank. We believe Mr. Peacock’s extensive leadership and business experience qualifies him to serve on our board of directors.
David L. Taiclet – Director. Mr. Taiclet has served as a member of our board of directors since May 2021. Mr. Taiclet has also served as general partner and managing director of the Lewis & Clark Partners AgriFood Growth Fund, a food and agriculture late-stage, growth equity-focused fund, since January 2019. Mr. Taiclet previously served as president, food group for 1-800-Flowers.com, Inc., a manufacturer, distributor and retailer of floral, food and gift products, from October 2008 until May 2017 and as chief executive officer of Fannie May Confections Brands, Inc., an American chocolate manufacturer, from May 2006 until October 2008. Mr. Taiclet previously held numerous positions in the Strategy and Business Development Group of Cargill, Inc., an international marketer, processor and distributor of food, financial and industrial products. We believe Mr. Taiclet’s extensive leadership and business experience qualifies him to serve on our board of directors.
Number, Terms of Office and Election of Officers and Directors
Our board of directors consists of five members. Following the consummation of our initial merger, share exchange, asset acquisition, share purchase, reorganization or similar partnering transaction with one or more businesses that we have not yet identified (“Partnering Transaction”), our board of directors will be divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Mr. Taiclet and Mr. Peacock, will expire at our first annual meeting of stockholders following our Partnering Transaction. The term of office of the second class of directors, consisting of Mr. Dwyer and Ms. Kuperman, will expire at our second annual meeting of stockholders following our Partnering Transaction. The term of office of the third class of directors, consisting of Mr. Zadoks, will expire at our third annual meeting of stockholders following our Partnering Transaction.
Prior to consummation of our Partnering Transaction, holders of our Series F common stock have the right to elect all of our directors. Holders of shares of our Series A common stock sold as part of the units in our initial public offering (whether purchased in our initial public offering or thereafter on the open market) (our “Public Shares”) (such holders, our “Public Stockholders”) will not have the right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended if approved by holders of more than 50% of the total voting power of the outstanding shares of our common stock entitled to vote thereon as well as more than 50% of the outstanding shares of our Series F common stock. Approval of our Partnering Transaction will require the affirmative vote of a majority of our board directors, which must include a majority of our independent directors. Subject to any other special rights applicable to our stockholders, prior to our Partnering Transaction, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors that includes any directors representing our sponsor, PHPC Sponsor, LLC (our “Sponsor”), then on our board of directors, or by holders of a majority of the outstanding shares of our Series F common stock.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated bylaws as it deems appropriate. Our amended and restated bylaws provide that our officers shall consist of a President, and may also consist of a Chief Financial Officer, Vice Presidents, a Secretary, a Treasurer and such other officers as may be determined by the board of directors.
Committees of the Board of Directors
Our board of directors has two standing committees: an audit committee and a corporate governance and compensation committee. Subject to phase-in rules and a limited exception, the rules of the New York Stock Exchange (the “NYSE”) and Rule 10A-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of the NYSE require that the corporate governance and compensation committee of a listed company be comprised solely of independent directors. Both our audit committee and our corporate governance and compensation committee are composed solely of independent directors.
Audit Committee
We have established an audit committee of the board of directors, consisting of Ms. Kuperman, Mr. Peacock and Mr. Taiclet. Mr. Peacock serves as chairperson of the audit committee. Our board of directors has determined that each of Ms. Kuperman, Mr. Peacock and Mr. Taiclet meets the independent director standards under the NYSE listing rules and under Rule 10A-3(b)(1) of the Exchange Act and is each financially literate. Our board of directors has also determined that Mr. Peacock qualifies as an “audit committee financial expert” as defined in applicable United States (the “U.S.”) Securities and Exchange Commission (“SEC”) rules. The audit committee is a separately designated standing committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.
We have adopted an audit committee charter, which is available under the Governance Documents section within the Investor News & Information portion of our website at www.postpspc.com. The charter details the scope and principal functions of the audit committee, including:
•assisting board oversight of (1) the quality and integrity of our financial statements, (2) our compliance with legal and regulatory requirements, codes of conduct and ethics programs established by Company management and the board, (3) our registered public accounting firm’s qualifications and independence and (4) the performance of our internal audit function and registered public accounting firm;
•the appointment, compensation, replacement and oversight of the performance of the registered public accounting firm and any other independent registered public accounting firm engaged by us;
•reviewing and approving the services to be provided by the registered public accounting firm for the coming year, including the scope of audits, audit plan and fees therefor;
•reviewing and discussing with the registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;
•setting clear hiring policies for employees or former employees of the registered public accounting firm;
•assuring, reviewing and evaluating audit partner rotation in compliance with applicable laws and regulations;
•obtaining and reviewing a report, at least annually, from the registered public accounting firm describing (1) the registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
•meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
•reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC;
•reviewing with management and the registered public accounting firm the effect of new or proposed auditing, accounting or reporting standards; and

•establishing procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and the confidential, anonymous submission by Company employees of concerns regarding questionable accounting or auditing matters.
Corporate Governance and Compensation Committee
We have established a corporate governance and compensation committee of the board of directors, consisting of Ms. Kuperman, Mr. Peacock and Mr. Taiclet. Ms. Kuperman serves as chairperson of the corporate governance and compensation committee. Our board of directors has determined that each of Ms. Kuperman, Mr. Peacock and Mr. Taiclet meets the independent director standards under the NYSE listing rules.
We have adopted a corporate governance and compensation committee charter, which is available under the Governance Documents section within the Investor News & Information portion of our website at www.postpspc.com. The charter details the purpose, responsibilities, scope and principal functions of the corporate governance and compensation committee, including:
•reviewing and approving our goals and objectives relevant to our President’s compensation, evaluating our President’s performance in light of such goals and objectives and determining our President’s compensation levels, if any, based on such evaluation;
•approving direct and indirect remuneration, if any, of all non-President Section 16 executive officers and other executives as may be determined;
•recommending incentive compensation and equity-based plans, if any, that are subject to the approval of the board of directors;
•recommending to the board of directors plans and programs for director compensation and amounts of compensation to be paid to directors;
•identifying, reviewing and recommending to the board of directors nominees for election as directors;
•developing and recommending to the board of directors our corporate governance guidelines, and reviewing such guidelines and recommending changes thereto on an annual basis; and
•coordinating and overseeing the annual self-evaluation of the board of directors and each committee thereof.
The charter also provides that the corporate governance and compensation committee may, in its sole discretion, retain or obtain the advice of a consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, legal counsel or any other adviser, the corporate governance and compensation committee will consider the independence of each such adviser, including the factors required by the NYSE. The corporate governance and compensation committee may also, in its sole discretion, retain and terminate any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.
Guidelines for Selecting Director Nominees
The guidelines for selecting director nominees, which are specified in corporate governance guidelines approved by the board of directors, generally provide that persons to be nominated:
•should have demonstrated notable or significant achievements in business, education or public service;
•should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and
•should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of our stockholders.
The corporate governance and compensation committee will also consider a number of qualifications in evaluating a person’s candidacy for membership on the board of directors, including a candidate’s integrity, character, independent judgment and track record of accomplishment in leadership roles, as well as their skills and experience.
Code of Ethics
We have adopted a code of ethics (our “Code of Ethics”) applicable to our directors, officers and employees, which is available under the Governance Documents section within the Investor News & Information portion of our website at www.postpspc.com. We intend to disclose any amendments to, or waivers of certain provisions of, our Code of Ethics on our website or in a Current Report on Form 8-K.

Conflicts of Interest
All of our officers and several of our directors also serve as officers or directors of one or more of our Sponsor, Post, 8th Avenue, BellRing or Lewis & Clark Partners (such entities or any of their subsidiaries or any other entities with an executive management team that may from time to time include one or more members of our management team, collectively, the “Related Companies”). Our officers and members of our board of directors have fiduciary duties to our stockholders. Likewise, any such persons who serve in similar capacities at any of the Related Companies have fiduciary duties to that company’s stockholders. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting us and one or more of the Related Companies to which they owe fiduciary duties.
Each of our officers and directors has, and any of them in the future may have, additional fiduciary or contractual obligations to one or more other entities (including, without limitation, to one or more of the entities listed in this section) pursuant to which such officer or director may be required to present a Partnering Transaction opportunity to such entities before he or she presents such opportunity to us. Also, none of Post, our Sponsor or any of our directors or officers is prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their partnering transactions. Accordingly, if any of our officers or directors becomes aware of a Partnering Transaction opportunity to which he or she has then-current fiduciary or contractual obligations to present such opportunity to another entity, including, in certain cases, to Post, he or she may only present such opportunity to us if such other entity, including, in certain cases, Post, rejects the opportunity. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company, such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue and such person has no fiduciary or contractual obligation to present the opportunity to any other person or entity, including, in certain cases, to Post.
We do not believe, however, that the fiduciary, contractual or other obligations or duties of our officers or directors materially affect our ability to complete our Partnering Transaction. We believe that potential conflicts with Post are naturally mitigated by the differing nature of the investments Post would typically consider most synergistic to the existing Post businesses and the types of transactions we expect to find most attractive based, in part, on transaction size and ability to operate as a standalone public company. Notwithstanding our belief regarding natural mitigation, Post and its subsidiaries may compete with us for acquisition opportunities that fall within Post’s investment objectives or strategies. A decision by Post to pursue an opportunity would preclude us from pursuing it and could have a negative impact on our ability to complete our Partnering Transaction.
Moreover, most of our directors and officers continue to own stock and options to purchase stock in one or more of the Related Companies. These ownership interests and/or such disparity could create, or appear to create, potential conflicts of interest when the applicable individuals are faced with decisions that could have different implications for our Company and the Related Companies.
Our stockholders should also be aware of the following other potential conflicts of interest:
•None of our officers or directors is required to, nor will he or she, commit his or her full time to our affairs and, accordingly, each of our officers may have conflicts of interest in allocating his or her time among our operations, including our search for a Partnering Transaction, and these other businesses.
•In the course of their other business activities, our officers and directors may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities of which they are also officers or directors. Our management may be required to present such business opportunities to such entities before presenting such opportunities to us.
•Our Sponsor, executive officers and directors have agreed to waive their redemption rights with respect to our common stock held by them in connection with the completion of our Partnering Transaction. Additionally, our Sponsor, executive officers and directors have agreed to waive their redemption rights with respect to our common stock held by them if we fail to consummate our Partnering Transaction within 24 months from the closing of our initial public offering (or 27 months from the closing of our initial public offering if we have executed a letter of intent, agreement in principle or definitive agreement for a Partnering Transaction within 24 months from the closing of our initial public offering (such 24-month or 27-month period, the “Combination Period”)) or during any extended time that we have to consummate a Partnering Transaction beyond the Combination Period as a result of a stockholder vote to amend our amended and restated certificate of incorporation (an “Extension Period”). However, if our Sponsor, officers or directors then hold any Public Shares, they will be entitled to liquidating distributions from the trust account (the “Trust Account”), located in the U.S. with Continental Stock Transfer & Trust Company acting as trustee, with respect to such Public Shares if we fail to complete our Partnering Transaction within the allotted time frame to complete our Partnering Transaction. If we do not complete our Partnering Transaction within such applicable time period, the proceeds of the sale of the units we issued to our Sponsor in private placements that closed simultaneously with the closing of our initial public offering and the underwriters’ exercise in full of their over-allotment option (the “Private Placement Units” and such private placements, collectively, the “Private Placement”) held in the Trust Account will be used to fund the redemption of our Public Shares, and the warrants sold as part of the Private Placement Units (the “Private Placement Warrants”) will expire worthless. With certain exceptions, the shares of our Series F common stock initially purchased by our Sponsor in a private placement prior to our initial public offering, including any shares of our Series B common stock or Series A common stock issued upon conversion of such shares (the “Founder Shares”), will not be transferable, assignable or salable by our Sponsor until the earlier of: (1) one year after the completion of our Partnering Transaction; and (2) subsequent to our Partnering Transaction, (x) the date on which we complete a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of our Public Stockholders having the right to exchange their shares of common stock for cash, securities or other property or (y) if the last reported sale price of our Series A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our Partnering Transaction. With certain exceptions, the Private Placement Warrants and the shares of our common stock underlying such warrants will not be transferable, assignable or salable by our Sponsor until 30 days after the completion of our Partnering Transaction. Since our Sponsor, officers and directors may directly or indirectly own our common stock and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Partnering Transaction.
•Our key personnel may have a conflict of interest with respect to evaluating a particular Partnering Transaction if the retention or resignation of any such key personnel was included by a target business as a condition to any agreement with respect to our Partnering Transaction.
The conflicts described above may not be resolved in our favor.
In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:
•the corporation is financially able to exploit the opportunity;
•the opportunity is within the corporation’s line of business;
•the corporation has an interest or expectancy in the opportunity; and
•by taking the opportunity for his or her own, the corporate fiduciary will thereby be placed in a position inimical to his or her duties to the corporation.
Accordingly, as a result of multiple business affiliations, our officers and directors have similar legal obligations or duties relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations that may present a conflict of interest:

Name of Individual	Entity Name	Entity’s Business	Affiliation
Robert V. Vitale	Post Holdings, Inc.	Consumer Packaged Goods	President/CEO/Director

	BellRing Brands, Inc.	Consumer Packaged Goods	Executive Chairman

	Energizer Holdings, Inc.	Batteries, Lights and Auto Care	Director

	8th Avenue Food & Provisions, Inc.	Consumer Packaged Goods	Director

Bradly A. Harper	Post Holdings, Inc.	Consumer Packaged Goods	Senior Vice President/Chief Accounting Officer/Principal Accounting Officer

Jeff A. Zadoks	Post Holdings, Inc.	Consumer Packaged Goods	Executive Vice President/Chief Financial Officer

Jim Dwyer	8th Avenue Food & Provisions, Inc.	Consumer Packaged Goods	Chairman

Jennifer Kuperman	Post Holdings, Inc.	Consumer Packaged Goods	Director

	BellRing Brands, Inc.	Consumer Packaged Goods	Director

Dave Peacock	Continental Grain Company	Food and Agribusiness Investments	Chief Operating Officer and Director

	Arlon Group	Food and Agribusiness Investments	Director

	Stifel Financial Corp.	Full-Service Retail and Institutional Wealth Management	Director

David L. Taiclet	Lewis & Clark Partners	Investments and Venture Capital	General Partner and Managing Director of AgriFood Growth Fund

Accordingly, if any of the above officers or directors become aware of a Partnering Transaction opportunity which is suitable for any of the above entities to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Partnering Transaction opportunity to such entity, including, in certain cases, to Post, and only present it to us if such entity, including, in certain cases, Post, rejects the opportunity and he or she determines to present the opportunity to us.
We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations described above will materially affect our ability to complete our Partnering Transaction. As noted above, our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company; such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue; and such person has no fiduciary or contractual obligation to present the opportunity to any other person or entity.
In the event that we submit our Partnering Transaction to our Public Stockholders for a vote, our Sponsor, executive officers and directors have agreed, and their permitted transferees will agree, to vote our common stock held by them, if any, in favor of our Partnering Transaction.
Limitation on Liability and Indemnification of Officers and Directors
Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or stockholders for breaches of their fiduciary duty as directors, except to the extent such exemption from liability or limitation thereof is not permitted by the General Corporation Law of the State of Delaware.
We entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our amended and restated bylaws also permit us to maintain insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have obtained a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.
A stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.
We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.
Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended (the “Securities Act”), may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

ITEM 11.    EXECUTIVE COMPENSATION
Our executive officers are all employees of Post and receive their compensation directly from Post. We have executed a services agreement with Post pursuant to which Post causes our management team and other Post personnel to provide us with the services we need to conduct our business in exchange for a flat monthly fee of $40,000. During fiscal year 2021, we expensed $287,742 for services provided by Post pursuant to such services agreement.
We agreed to pay fees in cash to each of our non-employee directors for service on our board of directors in the amounts of $50,000 on each of (i) the closing of our initial public offering, (ii) the one-year anniversary of the closing of our initial public offering and (iii) the earlier of (x) the two-year anniversary of the closing of our initial public offering and (y) the closing of our Partnering Transaction. Accordingly, during fiscal year 2021, we paid $50,000 to each of Mr. Dwyer, Ms. Kuperman, Mr. Peacock and Mr. Taiclet for their service on our board of directors.
In addition, our Sponsor, Post and its subsidiaries, and their officers and directors are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Partnering Transactions. Our audit committee reviews on a quarterly basis all payments that were made by us to our Sponsor and officers or directors of Post or its other subsidiaries.
After the completion of our Partnering Transaction, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation paid by us to our directors and executive officers will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed Partnering Transaction. It is unlikely the amount of such compensation will be known at the time such materials are distributed, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers after the completion of our Partnering Transaction will be determined by a corporate governance and compensation committee constituted solely by independent directors.
We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment, although certain of the Related Companies are. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the completion of our Partnering Transaction should be a determining factor in our decision to proceed with any potential Partnering Transaction.
Compensation Committee Interlocks and Insider Participation
During our fiscal year 2021, our corporate governance and compensation committee was composed of Ms. Kuperman, Mr. Peacock and Mr. Taiclet. There are no relationships involving the members of our corporate governance and compensation committee or our executive officers that are required to be disclosed under Item 407(e)(4) of Regulation S-K.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information regarding the beneficial ownership of our common stock (which includes shares of common stock that are part of the Units (as defined below) and the Private Placement Units) as of March 21, 2022 based on information obtained from the persons named below, by:
•each person known by us to be the beneficial owner of more than 5% of our shares of outstanding common stock (which includes shares of common stock that are part of the Units and the Private Placement Units);
•each of our executive officers and directors; and
•all of our executive officers and directors as a group.
In the table below, the percentage ownership is based on 35,590,000 shares of Series A common stock (which includes shares of Series A common stock that are part of the Units and the Private Placement Units) and 8,625,000 shares of Series F common stock outstanding as of March 21, 2022. As of March 21, 2022, there were no shares of Series B common stock or Series C common stock outstanding. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the Public Warrants (as defined below) or the Private Placement Warrants as such warrants are not exercisable within 60 days of the date of this report. An asterisk in a column listing the percentage of a series of common stock indicates that such entity or individual owns less than 1% of such outstanding series of common stock.

	Series A Common Stock		Series F Common Stock
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Series	Number of Shares Beneficially Owned	Approximate Percentage of Series
PHPC Sponsor, LLC(2)	5,090,000	14.3%	8,625,000	100%
T. Rowe Price Associates, Inc. 100 East Pratt St. Baltimore, MD 21202	2,952,376 (3)	8.3%	—	*
GAMCO Investors, Inc. et al One Corporate Center Rye, NY 10580	2,323,231 (4)	6.5%	—	*
Governors Lane LP c/o Governors Lane GP LLC 510 Madison Avenue, 11th Floor New York, NY 10022	2,129,543 (5)	6.0%	—
Robert V. Vitale (6)	—	*	—	*
Jeff A. Zadoks (7)	—	*	—	*
Bradly A. Harper (8)	—	*	—	*
Jim Dwyer	—	*	—	*
Jennifer Kuperman(9)	—	*	—	*
Dave Peacock	—	*	—	*
David L. Taiclet	—	*	—	*
All directors and executive officers as a group (7 individuals)(10)	—	*	—	*
(1)     Unless otherwise noted, the business address of each of the following entities or individuals is 2503 S. Hanley Road, St. Louis, Missouri 63144.
(2)    Post is the sole member of our Sponsor. Post may be deemed to beneficially own the shares held by our Sponsor by virtue of its direct ownership of our Sponsor.
(3)    As reported on Schedule 13F filed with the SEC on February 14, 2022 with a report date of December 31, 2021. The filing indicated that as of December 31, 2021, T. Rowe Price Associates, Inc. had sole investment power over all of these shares, and had sole voting power over 803,655 of these shares and no voting power over 2,148,721 of these shares.
(4)    As reported on Schedule 13Fs filed with the SEC on February 11, 2022 with report dates of December 31, 2021 for the affiliated entities Gabelli Funds LLC, Gabelli & Co Investment Advisers, Inc. and GAMCO Investors, Inc. et al. The filings indicate that as of December 31, 2021, (i) Gabelli Funds LLC had sole investment power and sole voting power over all of these shares held by it (1,619,631 shares), (ii) Gabelli & Co Investment Advisers, Inc. had sole investment power and sole voting power over all of these shares held by it (463,600 shares) and (iii) GAMCO Investors, Inc. et al had sole investment power over all of these shares held by it (240,000 shares), and had sole voting power over 180,000 of these shares held by it and no voting power over 60,000 of these shares held by it.
(5)    As reported on Schedule 13F filed with the SEC on February 14, 2022 with a report date of December 31, 2021. The filing indicated that as of December 31, 2021, Governors Lane LP had sole investment power and sole voting power over all of these shares.
(6)    Mr. Vitale also beneficially owned 526,287 shares of common stock of Post (including 186,147 shares held in trusts for his benefit, 104,500 shares held in a family trust, 12,961 shares held in a trust for the benefit of his spouse and 26,388 shares held in trusts for the benefit of his children) and held 434,427 exercisable stock options (including options that vest within 60 days of March 21, 2022) to purchase shares of common stock of Post (including 170,000 exercisable stock options held in a trust for his benefit), which collectively represented 1.5% of the shares of common stock of Post outstanding. Mr. Vitale has sole voting and investment power with respect to all of these shares, except with respect to 90,000 shares held by his spouse, with respect to which he has shared voting and investment power. In addition, Mr. Vitale had an indirect interest in 1,450 shares of common stock of Post held under Post’s Executive Savings Investment Plan. In connection with the spin-off of BellRing by Post, which closed on March 10, 2022 (the “Spin-Off”), and in accordance with their terms, adjustments will be made to outstanding stock option awards by increasing the number of stock options and reducing the exercise price in order to reflect the impact of the Spin-Off; however, such adjustments have not yet been finalized. Upon completion of the Spin-Off, the number of shares of Post common stock held under Post’s Executive Savings Investment Plan in which Mr. Vitale had an indirect interest will be adjusted, as provided under Post’s Executive Savings Investment Plan, to preserve the pre-Spin-Off market value of such shares of common stock; however, such adjustment has not yet been finalized.
(7)    Mr. Zadoks also beneficially owned 49,938 shares of common stock of Post and held 19,537 exercisable stock options (including options that vest within 60 days of March 21, 2022) to purchase shares of common stock of Post, which collectively represented less than 1% of the shares of common stock of Post outstanding. Mr. Zadoks has sole voting and investment power with respect to all of these shares. In connection with the Spin-Off, and in accordance with their terms, adjustments will be made to outstanding stock option awards by increasing the number of stock options and reducing the exercise price in order to reflect the impact of the Spin-Off; however, such adjustments have not yet been finalized.
(8)    Mr. Harper also beneficially owned 920 shares of common stock of Post that are held in the Post Holdings, Inc. Saving Investment Plan, which represented less than 1% of the shares of common stock of Post outstanding. Mr. Harper has sole voting and investment power with respect to all of these shares.

(9)     Ms. Kuperman also had an indirect interest in 850 shares of common stock of Post held under Post’s Deferred Compensation Plan for Non-Management Directors. Upon the completion of the Spin-Off, the number of shares of common stock of Post held under Post’s Deferred Compensation Plan for Non-Management Directors in which Ms. Kuperman had an indirect interest will be adjusted, as provided under Post’s Deferred Compensation Plan for Non-Management Directors, to preserve the pre-Spin-Off market value of such shares of common stock; however, such adjustment has not yet been finalized.
(10)    Collectively, our directors and executive officers also beneficially held, as of March 21, 2022, 577,145 shares of common stock of Post and 453,964 exercisable stock options (including options that vest within 60 days of March 21, 2022) to purchase shares of common stock of Post, which collectively represented 1.7% of the shares of common stock of Post outstanding. None of such shares were pledged as security, and none of our directors or executive officers had a right to acquire beneficial ownership of any other shares of common stock of Post. Further, none of our directors or executive officers held any restricted stock units or performance restricted stock units of Post that vest within 60 days of March 21, 2022. In addition, our directors and executive officers collectively had an indirect interest in 1,450 shares of common stock of Post held under Post’s Executive Savings Investment Plan and 850 shares of common stock of Post held under Post’s Deferred Compensation Plan for Non-Management Directors. In connection with the Spin-Off, and in accordance with their terms, adjustments will be made to outstanding stock option awards by increasing the number of stock options and reducing the exercise price in order to reflect the impact of the Spin-Off; however, such adjustments have not yet been finalized. Upon completion of the Spin-Off, the number of shares of Post common stock held under Post’s Executive Savings Investment Plan and under Post’s Deferred Compensation Plan for Non-Management Directors in which our directors and executive officers collectively had an indirect interest will be adjusted, as provided under such plans, to preserve the pre-Spin-Off market value of such shares of common stock; however, such adjustments have not yet been finalized.
Changes in Control
None.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Founder Shares
On January 27, 2021, our Sponsor paid an aggregate of $25,000 for certain expenses on our behalf in exchange for the issuance of 11,500,000 Founder Shares, for a purchase price of approximately $0.002 per Founder Share. On April 8, 2021, our Sponsor surrendered 2,875,000 Founder Shares to us for no consideration resulting in an aggregate of 8,625,000 Founder Shares outstanding. As a result of such surrender, the per Founder Share purchase price increased to approximately $0.003 per share.
Our Sponsor agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of (A) one year after the completion of our Partnering Transaction and (B) subsequent to our Partnering Transaction, (x) the date on which we complete a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of our Public Stockholders having the right to exchange their shares of common stock for cash, securities or other property or (y) if the last reported sale price of our Series A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our Partnering Transaction.
Affiliated Units
Our Sponsor purchased 4,000,000 of the 34,500,000 units (the “Units”) that we sold in our initial public offering (including pursuant to the underwriters’ exercise in full of their option to purchase up to an additional 4,500,000 Units) at the offering price of $10.00 per Unit, generating proceeds of $40,000,000 (the “Affiliated Units”). Each Unit consists of one Public Share and one-third of one redeemable warrant (the “Public Warrants”). The underwriters did not receive any underwriting discounts or commissions on the Affiliated Units. The term “IPO” as used herein generally refers to the consummation of the initial public offering on May 28, 2021 and the underwriters’ exercise in full of their over-allotment option on June 3, 2021.
Private Placement Units
In conjunction with the IPO, we completed a Private Placement of 1,090,000 Private Placement Units at a price of $10.00 per Private Placement Unit with our Sponsor, generating proceeds of $10,900,000. The Private Placement Units are identical to the Units sold in our IPO, subject to certain limited exceptions. Each whole Private Placement Warrant underlying the Private Placement Units entitles the holder thereof to purchase one share of Series A common stock at a price of $11.50 per share, subject to certain adjustments. The Private Placement Warrants (including the Series A common stock issuable upon exercise of the Private Placement Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsor until 30 days after the completion of our Partnering Transaction.
A portion of the proceeds from the Private Placement Units was added to the proceeds from the IPO held in our Trust Account. If we do not complete our initial Partnering Transaction within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There are no redemption rights, and there will not be any liquidating distributions from the Trust Account, with respect to the Private Placement Warrants.
Forward Purchase Agreement

On May 28, 2021, we entered into a forward purchase agreement (the “Forward Purchase Agreement”) with our Sponsor pursuant to which our Sponsor committed to purchase from us, at our election, up to 10,000,000 forward purchase units (the “Forward Purchase Units”), each consisting of one share of Series B common stock (a “Forward Purchase Share”) and one-third of one warrant to purchase one share of Series A common stock (a “Forward Purchase Warrant” and, collectively with the Public Warrants and the Private Placement Warrants, the “Warrants”) for $10.00 per Forward Purchase Unit, in an aggregate amount of up to $100,000,000, in a private placement that will close concurrently with the closing of our Partnering Transaction. The proceeds from the sale of these Forward Purchase Units, together with the amounts available to us from the Trust Account (after giving effect to any redemptions of Public Shares) and any other equity or debt financing obtained by us in connection with the Partnering Transaction, will be used to satisfy the cash requirements of the Partnering Transaction, including funding the purchase price and paying expenses and retaining specified amounts to be used by the post-Partnering Transaction company for working capital or other purposes. To the extent that the amounts available from the Trust Account and other financing are sufficient for such cash requirements, our Sponsor may purchase, at our election, less than 10,000,000 Forward Purchase Units.
Services Agreement
On May 28, 2021, we entered into a services agreement pursuant to which we agreed to pay Post and certain of its subsidiaries a total of $40,000 per month for office space and administrative and support services. Upon completion of our Partnering Transaction or any liquidation, we may cease paying some or all of these monthly fees. Accordingly, in the event the completion of our Partnering Transaction takes up to 24 months, subsidiaries of Post will be paid a total of $960,000 ($40,000 per month) for office space and administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses. Pursuant to such agreement, we will indemnify Post and its affiliates for (i) any claims made by us or a third party and resulting liabilities in respect of any investment opportunities sourced by them, (ii) any liability arising with respect to their activities in connection with our affairs and (iii) any services that are provided without a separate written agreement between us and Post or an affiliate of Post. Such indemnity provides that the indemnified parties cannot access the funds held in our Trust Account.
Related Party Loans and Reimbursements
On January 27, 2021, our Sponsor agreed to loan us up to $300,000, pursuant to a promissory note, to be used for a portion of the expenses of our initial public offering. The promissory note was non-interest bearing, unsecured and due upon the closing of our initial public offering. We borrowed $213,424 under the promissory note and subsequently repaid it in full on May 28, 2021. Subsequent to our initial public offering, borrowing capacity under the promissory note was no longer available to us.
In addition, in order to fund working capital deficiencies or finance transaction costs in connection with an intended Partnering Transaction, our Sponsor, Post or its subsidiaries may, but are not obligated to, loan us funds as may be required. If we complete our Partnering Transaction, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that our Partnering Transaction does not close, we may use a portion of the working capital held outside of the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account may be used to repay such loaned amounts. Such loans would either be repaid upon consummation of a Partnering Transaction, without interest, or, at the lender’s discretion, up to $2,500,000 of such loans may be convertible into units of the post-Partnering Transaction entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans, if any, from parties other than our Sponsor, Post or its subsidiaries as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. As of December 31, 2021, we had no borrowings under any such loans.
Our Sponsor, officers and directors or Post or its other subsidiaries are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Partnering Transactions. Our audit committee reviews on a quarterly basis all payments that were made by us to our Sponsor, officers or directors or Post or its other subsidiaries and determines which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.
Letter Agreement
On May 25 2021, our Sponsor, executive officers and directors entered into a letter agreement with us, pursuant to which they agreed to waive: (a) their redemption rights with respect to our common stock held by them in connection with the completion of our Partnering Transaction; (b) their redemption rights with respect to our common stock held by them in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemptions in connection with our Partnering Transaction or to redeem 100% of our Public Shares if we have not consummated our Partnering Transaction within the Combination Period or

(ii) with respect to any other provision relating to stockholders’ rights or pre-Partnering Transaction activity; and (c) their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if we fail to complete our Partnering Transaction within the Combination Period or during any Extension Period (although our Sponsor, officers and directors will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if we fail to complete our Partnering Transaction within the prescribed time frame). Additionally, if we seek stockholder approval in connection with our Partnering Transaction, our Sponsor, executive officers and directors have agreed, pursuant to the terms of the letter agreement, and their permitted transferees will agree, to vote any of our common stock held by them in favor of our Partnering Transaction.
Investor Rights Agreement
On May 28, 2021, we entered into an investor rights agreement with Post and our Sponsor providing for registration rights with respect to the shares of Series A common stock sold as part of the Private Placement Units, the Private Placement Warrants, the Forward Purchase Warrants that may be issued in connection with the Forward Purchase Agreement, the shares and warrants underlying units that may be issued upon conversion of working capital loans, Warrants purchased in the open market and shares of Series A common stock purchased in the open market, including in our IPO, or issuable upon (1) conversion of the Founder Shares, (2) exercise of the Private Placement Warrants, (3) conversion of the Forward Purchase Shares and shares of Series B common stock purchased in connection with our Partnering Transaction (if any), (4) exercise of the Forward Purchase Warrants and (5) exercise of the warrants issued upon conversion of working capital loans (if any). The investor rights agreement also provides that our Sponsor is entitled, upon consummation of our Partnering Transaction, to nominate three individuals for appointment to our board of directors, as long as our Sponsor holds any securities covered by the registration rights described in this paragraph.
Conflicts of Interest
As described under “Conflicts of Interest” in Item 10 of Part III of this report, each of our officers and directors has, and any of them in the future may have, additional fiduciary or contractual obligations to one or more entities pursuant to which such officer or director may be required to present a Partnering Transaction opportunity to such entities before he or she presents such opportunity to us. Accordingly, if any of our officers or directors becomes aware of a Partnering Transaction opportunity to which he or she has then-current fiduciary or contractual obligations to present such opportunity to another entity, including, in certain cases, to Post, he or she may only present such opportunity to us if such other entity, including, in certain cases, Post, rejects the opportunity.
Management Fees Post-Partnering Transaction
After our Partnering Transaction, members of our management team who remain with us, if any, may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely that the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our Partnering Transaction, as applicable, as it will be up to the directors of the post-combination business to determine executive officer and director compensation.
Related Party Policy
We have adopted a Code of Ethics that requires us to avoid, wherever possible, all “related party transactions” or conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board of directors) or as disclosed in our public filings with the SEC. In addition, our audit committee, pursuant to its written charter, is responsible for reviewing and approving any related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee constitutes a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee is required to approve a related party transaction. Our audit committee reviews on a quarterly basis all payments that were made by us to our Sponsor, officers or directors or Post or its other subsidiaries.
These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.
To further minimize conflicts of interest, we expect not to consummate a Partnering Transaction with a business that is owned by any of the Related Companies, or our Sponsor, or its or their officers or directors unless we, or a committee of independent and disinterested directors, have obtained an opinion from an independent investment banking firm or another accounting, valuation or appraisal firm that such Partnering Transaction is fair to our Company from a financial point of view. There will be no finder’s fees, reimbursements or cash payments made by us to our Sponsor, Post or its other subsidiaries, or their officers or directors, for services rendered to us prior to or in connection with the completion of our Partnering

Transaction, other than the following payments, none of which have been, or will be, made from the proceeds of our IPO and the Private Placement held in the Trust Account prior to the completion of our Partnering Transaction:
•payment to certain subsidiaries of Post of a total of $40,000 per month for office space and administrative and support services;
•payments of fees in cash to each of our non-employee directors for service on our board of directors in the amounts of $50,000 on each of the closing of our initial public offering, the one-year anniversary of the closing of our initial public offering, and the earlier of (x) the two-year anniversary of the closing of our initial public offering and (y) the closing of our Partnering Transaction;
•reimbursement for any out-of-pocket expenses related to identifying, investigating and completing a Partnering Transaction; and
•repayment of loans which may be made by our Sponsor or Post or its other subsidiaries to finance transaction costs in connection with an intended Partnering Transaction, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $2,500,000 of such loans made to us may be convertible into units at a price of $10.00 per unit at the option of the lender.
These payments may be funded using the net proceeds of our IPO and the Private Placement, in each case to the extent not held in the Trust Account or, upon the consummation of the Partnering Transaction, from any amounts remaining from the proceeds of the Trust Account released to us in connection therewith.
Director Independence
The NYSE listing rules require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an executive officer or employee of the company or any of its parents or subsidiaries or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Ms. Kuperman, Mr. Peacock and Mr. Taiclet are “independent directors” as defined in the NYSE listing rules and applicable SEC rules. Our independent directors have the opportunity to meet in executive sessions at the conclusion of each of our board of directors meetings.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The firm of WithumSmith+Brown, PC (“Withum”) acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.
Audit Fees
Audit fees consist of fees billed for professional services rendered for the audit for the period from January 27, 2021 (inception) through December 31, 2021 financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements. The aggregate fees billed by Withum for audit fees, inclusive of required filings with the SEC for the period from January 27, 2021 (inception) through December 31, 2021 and of services rendered in connection with our IPO, totaled $151,410. Our audit was staffed primarily by full-time, permanent employees of Withum.
Audit-Related Fees
Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the period from January 27, 2021 (inception) through December 31, 2021 financial statements and are not reported under “Audit Fees” above. These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. During the period from January 27, 2021 (inception) through December 31, 2021, we did not pay Withum any audit-related fees.
Tax Fees
Tax fees consist of fees billed for professional services rendered relating to tax compliance, tax planning and tax advice. During the period from January 27, 2021 (inception) through December 31, 2021, we did not pay Withum any tax fees.
All Other Fees
All other fees consist of fees billed for all other products and services. During the period from January 27, 2021 (inception) through December 31, 2021, we did not pay Withum any other fees.
Pre-Approval Policy

Our audit committee was formed on May 25, 2021 in connection with our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors.
Our audit committee has a formal policy concerning approval of all services to be provided by Withum, including audit, audit-related, tax and other services. The policy requires that all services Withum may provide to us must be pre-approved by the audit committee. The chairperson of the audit committee has the authority to pre-approve permitted services that require action between regular audit committee meetings, provided that the chairperson reports any pre-approval decisions to the audit committee at the next regular meeting.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Documents filed as a part of this report:
1.Financial Statements. The following are filed as a part of this document under Item 8.
•Report of Independent Registered Public Accounting Firm
•Statement of Operations for the Period Ended December 31, 2021 (a)
•Balance Sheet at December 31, 2021
•Statement of Cash Flows for the Period Ended December 31, 2021 (a)
•Statement of Stockholders’ Deficit for the Period Ended December 31, 2021 (a)
•Notes to Financial Statements
(a)     The period ended December 31, 2021 represents the period beginning January 27, 2021, the inception date of Post Holdings Partnering Corporation, and ending December 31, 2021.
2.Financial Statement Schedules. None. Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Post Holdings Partnering Corporation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 1, 2021)

3.2	Amended and Restated Bylaws of Post Holdings Partnering Corporation (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 1, 2021)

4.1	Specimen certificate for units of Post Holdings Partnering Corporation, par value $0.0001 per share (Incorporated by reference to Exhibit 4.1 to the Company’s Form S-1/A filed on April 9, 2021)

4.2
Specimen certificate for shares of Post Holdings Partnering Corporation’s Series A Common Stock, par value $0.0001 per share (Incorporated by reference to Exhibit 4.2 to the Company’s Form S-1/A filed on March 18, 2021)

4.3	Specimen certificate for warrants of Post Holdings Partnering Corporation (included in Exhibit 4.4)

4.4
Warrant Agreement, dated as of May 28, 2021, by and between Post Holdings Partnering Corporation and Continental Stock Transfer & Trust Company (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 1, 2021)

4.5	Description of Post Holdings Partnering Corporation’s Registered Securities

10.1
Promissory Note, dated as of January 27, 2021, issued by Post Holdings Partnering Corporation to PHPC Sponsor, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Form S-1/A filed on March 18, 2021)

10.2
Securities Subscription Agreement, dated as of January 27, 2021, by and between Post Holdings Partnering Corporation and PHPC Sponsor, LLC (Incorporated by reference to Exhibit 10.5 to the Company’s Form S-1/A filed on March 18, 2021)

†10.3	Form of Indemnity Agreement (Incorporated by reference to Exhibit 10.7 to the Company's Form S-1/A filed on March 18, 2021)

10.4
Surrender of Shares and Amendment No. 1 to the Securities Subscription Agreement, dated as of April 8, 2021, by and between Post Holdings Partnering Corporation and PHPC Sponsor, LLC (Incorporated by reference to Exhibit 10.10 to the Company’s Form S-1/A filed on April 9, 2021)

10.5
Private Placement Units Purchase Agreement, dated as of May 25, 2021, by and between Post Holdings Partnering Corporation and PHPC Sponsor, LLC (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 1, 2021)

Exhibit No.	Description
10.6
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

10.8
Investor Rights Agreement, dated as of May 28, 2021, by and among Post Holdings Partnering Corporation, PHPC Sponsor, LLC and Post Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 1, 2021)

10.9
Services Agreement, dated as of May 28, 2021, by and between Post Holdings Partnering Corporation and Post Holdings, Inc. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 1, 2021)

10.10
Forward Purchase Agreement, dated as of May 28, 2021, by and between Post Holdings Partnering Corporation and PHPC Sponsor, LLC (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 1, 2021)

24.1	Power of Attorney (Included under signatures)

31.1	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 25, 2022

31.2	Certification of Bradly A. Harper pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 25, 2022

32.1	Certification of Robert V. Vitale and Bradly A. Harper, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 25, 2022

101.INS	The instance document does not appear in the interactive data file because its XBRL (eXtensible Business Reporting Language) tags are embedded within the Inline XBRL document

101.SCH	iXBRL (Inline XBRL) Taxonomy Extension Schema Document

101.CAL	iXBRL (Inline XBRL) Taxonomy Extension Calculation Linkbase Document

101.DEF	iXBRL (Inline XBRL) Taxonomy Extension Definition Linkbase Document

101.LAB	iXBRL (Inline XBRL) Taxonomy Extension Label Linkbase Document

101.PRE	iXBRL (Inline XBRL) Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Form 10-K for the year ended December 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101
†    These exhibits constitute management contracts, compensatory plans and arrangements.
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Post Holdings Partnering Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST HOLDINGS PARTNERING CORPORATION
Date:	March 25, 2022	By:	/s/ Bradly A. Harper
Bradly A. Harper
Chief Financial Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bradly A. Harper and Diedre J. Gray, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with any and all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert V. Vitale	President and Chief Investment Officer (principal executive officer)	March 25, 2022
Robert V. Vitale

/s/ Bradly A. Harper	Chief Financial Officer (principal financial and accounting officer)	March 25, 2022
Bradly A. Harper

/s/ Jeff A. Zadoks	Chairman of the Board	March 25, 2022
Jeff A. Zadoks

/s/ Jim Dwyer	Director	March 25, 2022
Jim Dwyer

/s/ Jennifer Kuperman	Director	March 25, 2022
Jennifer Kuperman

/s/ Dave Peacock	Director	March 25, 2022
Dave Peacock

/s/ David L. Taiclet	Director	March 25, 2022
David L. Taiclet