Form 10-Q
period 2022-03-31
Post Holdings Partnering Corp
filed 2022-05-13
CIK 1843716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q
__________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
Series A Common Stock, $0.0001 par value per share – 35,590,000 shares as of May 9, 2022
Series F Common Stock, $0.0001 par value per share – 8,625,000 shares as of May 9, 2022

POST HOLDINGS PARTNERING CORPORATION
QUARTERLY REPORT ON FORM 10-Q

i

PART I.    FINANCIAL INFORMATION.
ITEM 1.    CONDENSED FINANCIAL STATEMENTS (UNAUDITED).
POST HOLDINGS PARTNERING CORPORATION
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2022	2021 (a)
General and administrative expenses	$488,941	$44,295
Operating Loss	(488,941)	(44,295)
Other income:
Gain on derivative warrant liabilities	(3,433,099)	—
Income from investments held in trust	(28,158)	—
Net Earnings (Loss)	$2,972,316	$(44,295)

Net Earnings (Loss) Per Share:
Redeemable Series A common stock - basic and diluted	$0.09	$—
Non-redeemable Series A and Series F common stock - basic and diluted	$0.00	$0.00

Weighted-Average Shares Outstanding:
Redeemable Series A common stock - basic and diluted	34,500,000	—
Non-redeemable Series A and Series F common stock - basic and diluted	9,715,000	11,500,000
(a)The three months ended March 31, 2021 represents the period beginning January 27, 2021, the inception date of Post Holdings Partnering Corporation, and ending March 31, 2021.
See accompanying Notes to Condensed Financial Statements (Unaudited).

POST HOLDINGS PARTNERING CORPORATION
CONDENSED BALANCE SHEETS (Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash	$1,793,672	$2,444,148
Prepaid expenses	335,276	379,443
Total Current Assets	2,128,948	2,823,591
Investments held in trust account	345,041,665	345,013,507
Total Assets	$347,170,613	$347,837,098

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$—	$142,290
Franchise tax payable	50,000	185,753
Accrued expenses	141,431	69,090
Total Current Liabilities	191,431	397,133
Derivative warrant liabilities	6,654,367	10,087,466
Deferred underwriter commissions in connection with initial public offering	10,675,000	10,675,000
Total Liabilities	17,520,798	21,159,599

Series A common stock, $0.0001 par value; 34,500,000 shares subject to possible redemption at $10.00 per share in each period	345,000,000	345,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding in each period	—	—
Series A common stock, $0.0001 par value; 500,000,000 shares authorized; 1,090,000 shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption) in each period	109	109
Series B common stock, $0.0001 par value; 80,000,000 shares authorized; none issued and outstanding in each period	—	—
Series C common stock, $0.0001 par value; 40,000,000 shares authorized; none issued and outstanding in each period	—	—
Series F common stock, $0.0001 par value; 40,000,000 shares authorized; 8,625,000 shares issued and outstanding in each period	863	863
Accumulated deficit	(15,351,157)	(18,323,473)
Total Stockholders’ Deficit	(15,350,185)	(18,322,501)
Total Liabilities and Stockholders’ Deficit	$347,170,613	$347,837,098
See accompanying Notes to Condensed Financial Statements (Unaudited).

POST HOLDINGS PARTNERING CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2022	2021 (a)
Cash Flows from Operating Activities
Net earnings (loss)	$2,972,316	$(44,295)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
General and administrative expenses paid by PHPC Sponsor, LLC under promissory note	—	2,500
Gain on derivative warrant liabilities	(3,433,099)	—
Income from investments held in trust	(28,158)	—
Changes in operating assets and liabilities:
Decrease in prepaid expenses	44,167	—
(Decrease) increase in accounts payable	(57,290)	434
(Decrease) increase in franchise tax payable	(135,753)	34,571
Increase in accrued expenses	72,341	6,790
Net Cash Used in Operating Activities	(565,476)	—

Cash Flows from Financing Activities
Payment of offering costs	(85,000)	—
Net Cash Used in Financing Activities	(85,000)	—

Net Decrease in Cash	(650,476)	—
Cash, Beginning of Period	2,444,148	—
Cash, End of Period	$1,793,672	$—

Supplemental noncash information:
Offering costs paid by PHPC Sponsor, LLC for issuance of Series F common stock	$—	$25,000
Offering costs included in accounts payable	$—	$12,000
Offering costs included in accrued expenses	$—	$322,925
Offering costs paid by PHPC Sponsor, LLC under promissory note	$—	$168,611
(a)The three months ended March 31, 2021 represents the period beginning January 27, 2021, the inception date of Post Holdings Partnering Corporation, and ending March 31, 2021.
 See accompanying Notes to Condensed Financial Statements (Unaudited).

POST HOLDINGS PARTNERING CORPORATION
CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Unaudited)

	As Of and For The Three Months Ended March 31,
	2022	2021 (a)
Preferred Stock
Beginning and end of period	$—	$—
Common Stock
Series A common stock
Beginning and end of period	109	—
Series B common stock
Beginning and end of period	—	—
Series C common stock
Beginning and end of period	—	—
Series F common stock
Beginning of period	863	—
Issuance of common stock	—	1,150
End of period	863	1,150
Additional Paid-in Capital
Beginning of period	—	—
Issuance of common stock	—	24,137
End of period	—	24,137
Accumulated Deficit
Beginning of period	(18,323,473)	—
Net earnings (loss)	2,972,316	(44,295)
End of period	(15,351,157)	(44,295)
Total Stockholders’ Deficit	$(15,350,185)	$(19,008)

Preferred Stock, shares
Beginning and end of period	—	—
Common Stock, shares
Series A common stock
Beginning and end of period	1,090,000	—
Series B common stock
Beginning and end of period	—	—
Series C common stock
Beginning and end of period	—	—
Series F common stock
Beginning of period	8,625,000	—
Issuance of common stock	—	11,500,000
End of period	8,625,000	11,500,000
(a)The three months ended March 31, 2021 represents the period beginning January 27, 2021, the inception date of Post Holdings Partnering Corporation, and ending March 31, 2021.
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
As of March 31, 2022, the Company had not commenced any operations. All activity for the period from January 27, 2021 (inception) through March 31, 2022 related to the Company’s formation and its initial public offering, which is described below, and subsequent to the initial public offering, related to the Company’s search for potential target businesses. The Company will not generate any operating revenue until after the completion of its Partnering Transaction, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds received in the initial public offering, and non-operating unrealized gains and losses related to derivative instruments initially recorded at the initial public offering date (see Note 7).
The registration statement for the Company’s initial public offering was declared effective on May 25, 2021. On May 28, 2021, the Company consummated its initial public offering of 30,000,000 units (the “Units”). Each Unit consists of one share of Series A common stock, $0.0001 par value per share (the “Series A common stock” and such shares, the “Public Shares”) and one-third of one redeemable warrant (the “Public Warrants”). Each whole Public Warrant entitles the holder to purchase one share of Series A common stock at an exercise price of $11.50 per share, subject to adjustment. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $300,000,000. The Units began trading on the New York Stock Exchange (the “NYSE”) under the ticker symbol “PSPC.U” on May 26, 2021. As of July 16, 2021, holders of the Units could elect to separately trade their shares of Series A common stock and Public Warrants, with the shares of Series A common stock and the Public Warrants listed on the NYSE under the symbols “PSPC” and “PSPC WS”, respectively.
On June 3, 2021, the Company issued an additional 4,500,000 Units (the “Over-Allotment Units”) pursuant to the underwriters’ exercise in full of their over-allotment option in connection with the initial public offering. The Over-Allotment Units were priced at $10.00 per Over-Allotment Unit, generating total gross proceeds of $45,000,000. The term “IPO” as used herein generally refers to the consummation of the initial public offering on May 28, 2021 and the underwriters’ exercise in full of their over-allotment option on June 3, 2021. In fiscal 2021, the Company incurred offering costs in connection with the IPO of $17,887,856, of which $10,675,000 was for deferred underwriting commissions that will become payable to the underwriters solely in the event that the Company completes a Partnering Transaction.
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
The Company will provide the holders of Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Partnering Transaction either (a) in connection with a stockholder meeting called to approve the Partnering Transaction or (b) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Partnering Transaction or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (at $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (See Note 6). The Public Shares were classified as temporary equity in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”).
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
Notwithstanding the foregoing, if the Company seeks stockholder approval of its Partnering Transaction and does not conduct redemptions in connection with its Partnering Transaction pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares of the Series A common stock sold in the IPO without the prior consent of the Company.
The Sponsor and the Company’s executive officers and directors (the “initial stockholders”) agreed not to propose an amendment to the Amended and Restated Certificate of Incorporation that would modify the substance or timing of the Company’s obligation to provide holders of the Public Shares the right to have their shares redeemed in connection with a Partnering Transaction or to redeem 100% of the Public Shares if the Company does not complete its Partnering Transaction within 24 months from the closing of the initial public offering, or May 28, 2023, or 27 months, or August 28, 2023, following an agreement in principle event, which means the Company has executed a letter of intent, agreement in principle or definitive agreement for a Partnering Transaction within 24 months from the closing of the initial public offering but has not completed the Partnering Transaction within such 24-month period (such 24-month or 27-month period, the “Combination Period”) or with respect to any other provision relating to the rights of Public Stockholders, unless the Company provides the Public Stockholders with the opportunity to redeem their shares of Series A common stock in conjunction with any such amendment.

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
The initial stockholders agreed to waive their liquidation rights with respect to the Founder Shares and the shares underlying the Private Placement Units held by them if the Company fails to complete a Partnering Transaction within the Combination Period. However, the initial stockholders will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they acquire in or after the IPO if the Company fails to complete a Partnering Transaction within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Partnering Transaction within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per Public Share due to reductions in the value of the trust assets. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. There can be no guarantee that the Company will be successful in obtaining such waivers from its vendors, service providers and prospective target businesses.
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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), under the rules and regulations of the SEC, and on a basis substantially consistent with the audited financial statements of the Company as of and for the fiscal year ended December 31, 2021. These unaudited condensed financial statements should be read in conjunction with such audited financial statements, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 25, 2022.
These unaudited condensed financial statements include all adjustments (consisting of normal recurring adjustments and accruals) that management considers necessary for a fair statement of the Company’s results of operations, financial position, cash flows and stockholders’ equity for the interim periods presented. The comparative period ended March 31, 2021 represents the period beginning January 27, 2021, the inception date of the Company, and ending March 31, 2021 (the “three months ended March 31, 2021”). Interim results are not necessarily indicative of the results for any other interim period, the entire fiscal year or any future periods.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. No losses had been incurred as of March 31, 2022 or December 31, 2021.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 or December 31, 2021.
Investments Held in Trust Account
The Company’s portfolio of investments held in the Trust Account is comprised of U.S. treasury securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. treasury securities, or a combination thereof. The Company’s investments held in the Trust Account were presented at fair value and were classified as other long-term assets on the Condensed Balance Sheets at both March 31, 2022 and December 31, 2021 as the Combination Period in which the Company has to complete a Partnering Transaction was greater than twelve months. Gains and losses resulting from the change in fair value of these securities are included in “Income from investments held in trust” in the Condensed Statements of Operations. The estimated fair value of investments held in the Trust Account are determined by their net asset value (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit.
Fair Value Measurements
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement” (“ASC 820”), approximates the carrying amounts represented on the Condensed Balance Sheets, primarily due to their short-term nature, except for the derivative warrant liabilities which are discussed below. See Note 8 for disclosures related to fair value measurements.
In circumstances where the inputs used to measure fair value are categorized within different levels of the fair value hierarchy, the fair value is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.
Derivative Financial Instruments
The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants and forward purchase agreements, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. The Company does not offset derivative assets and liabilities within the Condensed Balance Sheets.
The Public Warrants and Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until they are exercised. As of both March 31, 2022 and December 31, 2021, the fair value of the Public Warrants was valued using the market approach based on the quoted market price of the Public Warrants and the fair value of the Private Placement Warrants was estimated using the Black Scholes Option Pricing Model. See Note 7 for disclosures related to derivative instruments.
Offering Costs Associated with the IPO
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO. Offering costs were allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. As of both March 31, 2022 and December 31, 2021, offering costs of $16,940,950 associated with the Series A common stock were recorded to temporary equity on the Condensed Balance Sheets.
Series A Common Stock Subject to Possible Redemption
Conditionally redeemable Series A common stock (including shares of Series A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Series A common stock is classified as stockholders’ equity. The Company’s Series A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of both March 31, 2022 and December 31, 2021, 34,500,000 shares of Series A common stock subject to possible redemption at the redemption amount were presented at their redemption value of $345,000,000 as temporary equity, outside of stockholders’ equity on the Condensed Balance Sheets.
Immediately upon the closing of the initial public offering, the Company recognized the accretion from initial book value to redemption value of the Series A common stock subject to possible redemption. The change in the carrying value of the shares of Series A common stock subject to possible redemption resulted in charges against additional paid-in capital and accumulated deficit.
Net Earnings (Loss) per Share
Basic and diluted earnings (loss) per share of Series A common stock subject to possible redemption (the “redeemable common stock”) and the Series A common stock and Series F common stock not subject to possible redemption (collectively, the “non-redeemable common stock”) is presented separately under the two-class method. Basic earnings (loss) per share is based on the average number of shares outstanding during the periods presented for the redeemable common stock and non-redeemable common stock. Net earnings (loss) is allocated between the redeemable common stock and non-redeemable common stock based on the weighted-average shares outstanding during the periods presented. The redeemable common stock is measured at its redemption value each period. As allowed for within ASC 480, the Company has made an election to treat the portion of the remeasurement adjustment that exceeds fair value as an adjustment to income available to holders of shares of redeemable common stock and to income available to holders of shares of non-redeemable common stock for basic and diluted earnings (loss) per share. Diluted earnings (loss) per share is based on the average number of shares of redeemable common stock and non-redeemable common stock used for the basic earnings per share calculation, adjusted for the dilutive effect of warrants, if any, using the “treasury stock” method. In addition, net earnings (loss) for diluted earnings per share is adjusted for the after-tax impact of changes to the fair value of derivative warrant liabilities, to the extent it is dilutive. The Company has not considered the effect of the warrants sold in the IPO and the Private Placement to purchase an aggregate 11,863,333 shares of Series A common stock in the calculation of diluted earnings (loss) per share, since the exercise of the warrants into shares of Series A common stock is contingent upon the occurrence of future events. See Note 5 for the calculation of basic and diluted earnings (loss) per share of redeemable common stock and non-redeemable common stock.
Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of both March 31, 2022 and December 31, 2021, deferred tax assets, net of valuation allowances, were zero.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 or December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2022 or December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is, and has been, subject to income tax examinations by U.S. federal and state taxing authorities since inception.
NOTE 3 — RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS
The Company has considered all new accounting pronouncements and has concluded there are no new pronouncements (other than the ones described below) that had or will have a material impact on the Company’s results of operations, financial condition, cash flows, stockholders’ equity or disclosures based on current information.
Recently Adopted
In October 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” This ASU requires a company to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASU No. 2014-19, “Revenue from Contracts with Customers (Topic 606)” as if it had originated the contracts. The Company early adopted this ASU on January 1, 2022 on a prospective basis, as permitted by the ASU. The adoption of this ASU had no impact on the Company’s financial statements and related disclosures.
In March 2020 and January 2021, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” and ASU No. 2021-01, “Reference Rate Reform (Topic 848): Scope,” respectively (collectively, “Topic 848”). Topic 848 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by Topic 848 are effective for all entities as of March 12, 2020 through December 31, 2022. The Company adopted Topic 848 on January 1, 2022. The adoption of Topic 848 had no impact on the Company’s financial statements and related disclosures.
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
The initial stockholders agreed not to transfer, assign or sell any of their Founder Shares (or shares of common stock issuable upon conversion of the Founder Shares) until the earlier to occur of: (i) one year after the completion of the Partnering Transaction or earlier if, subsequent to the Partnering Transaction, the closing price of the shares of Series A common stock equals or exceeds $12.00 per share (as adjusted for share sub-divisions, capitalization of shares, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Partnering Transaction, and (ii) the date following the completion of the Partnering Transaction on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of Series A common stock for cash, securities or other property.

Affiliated Units
The Sponsor purchased 4,000,000 of the 34,500,000 Units issued in the IPO at the offering price of $10.00 per Unit, generating proceeds of $40,000,000 (the “Affiliated Units”). Each Affiliated Unit consists of one Public Share and one-third of one Public Warrant. As part of the Affiliated Units, the Sponsor holds 1,333,333 of the 11,500,000 Public Warrants outstanding. Each whole Public Warrant will entitle the Sponsor to purchase one share of Series A common stock at an exercise price of $11.50 per share, subject to adjustment. The underwriters did not receive any underwriting discounts or commissions on the Affiliated Units. The shares of Series A common stock subject to possible redemption underlying the Affiliated Units are presented at redemption value as temporary equity, outside of stockholders’ equity on the Condensed Balance Sheets.
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
Forward Purchase
On May 28, 2021, the Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) with the Sponsor pursuant to which the Sponsor committed to purchase from the Company, at the Company’s election, up to 10,000,000 forward purchase units (the “Forward Purchase Units”), with each Forward Purchase Unit consisting of one share of Series B common stock, $0.0001 par value per share (the “Forward Purchase Shares”), and one-third of one warrant to purchase one share of Series A common stock (the “Forward Purchase Warrants”), for $10.00 per Forward Purchase Unit, in an aggregate amount of up to $100,000,000, in a private placement that would close concurrently with the closing of the Partnering Transaction. The proceeds from the sale of these Forward Purchase Units, together with the amounts available to the Company from the Trust Account (after giving effect to any redemptions of Public Shares) and any other equity or debt financing obtained by the Company in connection with the Partnering Transaction, would be used to satisfy the cash requirements of the Partnering Transaction, if the Company elected, including funding the purchase price, paying expenses and retaining specified amounts to be used by the post-Partnering Transaction company for working capital or other purposes. To the extent that the amounts available from the Trust Account and other financing are sufficient for such cash requirements, the Sponsor may purchase, at the Company’s election, less than 10,000,000 Forward Purchase Units. The terms of the Forward Purchase Warrants will generally be identical to the terms of the Public Warrants included in the Units issued in the IPO. There were no Forward Purchase Units outstanding as of March 31, 2022 or December 31, 2021.
Related Party Loans
On January 27, 2021, the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note. The promissory note was non-interest bearing, unsecured and due upon the closing of the IPO. All outstanding borrowings under the promissory note were repaid in full on May 28, 2021. Subsequent to the IPO, borrowing capacity under the promissory note was no longer available to the Company.
In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Partnering Transaction, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Partnering Transaction, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside of the Trust Account. In the event that a Partnering Transaction does not close, the Company may use a portion of the proceeds held outside of the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account can be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Partnering Transaction, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into units of the post-Partnering Transaction entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Company had no borrowings under the Working Capital Loans as of March 31, 2022 or December 31, 2021.

Services Agreement
On May 28, 2021, the Company entered into an agreement in which commencing on the date the Company’s securities were first listed on the NYSE through the earlier of consummation of the Partnering Transaction or its liquidation, the Company agreed to pay Post Holdings, Inc. (“Post”) $40,000 per month for office space and administrative and support services provided to members of the Company’s management team. During the three months ended March 31, 2022, the Company expensed $120,000 for services provided by Post which were included in “General and administrative expenses” in the Condensed Statement of Operations. The Company did not incur any service agreement expenses during the three months ended March 31, 2021. There were no receivables or payables with Post or the Sponsor as of March 31, 2022 or December 31, 2021.
In addition, the Sponsor, the Company’s officers and directors, or any of their respective affiliates (including Post) will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Partnering Transactions. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, the Company’s officers or directors, or any of their respective affiliates. Any such payments prior to a Partnering Transaction will be made from funds held outside of the Trust Account.
NOTE 5 — EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net earnings per share of redeemable common stock and basic and diluted net loss per share of non-redeemable common stock (see Note 2). Basic and diluted weighted-average shares of non-redeemable common stock outstanding for the three months ended March 31, 2022 included 1,090,000 shares of Series A common stock and 8,625,000 shares of Series F common stock. Basic and diluted weighted-average shares of non-redeemable common stock outstanding for the three months ended March 31, 2021 included 11,500,000 shares of Series F common stock. There were no shares of redeemable common stock outstanding for the three months ended March 31, 2021.

	Three Months Ended March 31,
	2022	2021
Redeemable common stock
Net earnings attributable to redeemable common stock	$2,319,233	$—
Redemption value adjustment in excess of fair value of redeemable common stock	690,000	—
Net earnings allocable to redeemable common stock	$3,009,233	$—

Basic and diluted weighted-average shares of redeemable common stock outstanding	34,500,000	—

Basic and diluted net earnings per share of redeemable common stock	$0.09	$—

Non-redeemable common stock
Net earnings (loss) attributable to non-redeemable common stock	$653,083	$(44,295)
Redemption value adjustment in excess of fair value of redeemable common stock	(690,000)	—
Net loss allocable to non-redeemable common stock	$(36,917)	$(44,295)

Basic and diluted weighted-average shares of non-redeemable common stock outstanding	9,715,000	11,500,000

Basic and diluted net loss per share of non-redeemable common stock	$0.00	$0.00
NOTE 6 — COMMITMENTS AND CONTINGENCIES
Stockholder Registration Rights
The holders of the Founder Shares, Private Placement Shares, Private Placement Warrants and shares and warrants that may be issued in connection with the Forward Purchase Agreement or upon conversion of Working Capital Loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants, Forward Purchase Warrants or warrants issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares and the Forward Purchase Shares) are entitled to registration rights with respect to Private Placement Shares, Private Placement Warrants and shares and warrants that may be issued in connection with the Forward Purchase Agreement or upon conversion of Working Capital Loans, warrants purchased by them in the open market and shares of Series A common stock purchased by them in the open market, including in the IPO, or issuable upon (1) conversion of the Founder Shares, (2) exercise of the Private Placement Warrants, (3) conversion of the Forward Purchase Shares and shares of Series B common stock purchased in connection with the Company’s Partnering Transaction (if any), (4) exercise of the Forward Purchase Warrants and (5) exercise of warrants issued upon conversion of Working Capital Loans (if any) pursuant to the Forward Purchase Agreement and an investor rights agreement signed on May 28, 2021 requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands in any 12-month period under each agreement, excluding short form registration demands, that the Company register such securities. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its Partnering Transaction and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
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
NOTE 7 — DERIVATIVE WARRANT LIABILITIES
As of both March 31, 2022 and December 31, 2021, the Company had 11,500,000 Public Warrants and 363,333 Private Placement Warrants outstanding.
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

The Public Warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire 5 years after the completion of a Partnering Transaction or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional shares of Series A common stock or equity-linked securities, excluding Forward Purchase Units, for capital raising purposes in connection with the consummation of the Partnering Transaction at an issue price or effective issue price of less than $9.20 per share of Series A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or affiliates of the Sponsor, without taking into account any Founder Shares held by the Sponsor or affiliates of the Sponsor, as applicable) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances, excluding the Forward Purchase Units, represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Partnering Transaction on the date of the consummation of the Partnering Transaction (net of redemptions), and (z) the volume weighted-average trading price of the Series A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the Partnering Transaction (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the Public Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices described below under “Redemption of warrants when the price per share of Series A common stock equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.
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

NOTE 8 — FAIR VALUE MEASUREMENTS
The following table represents the Company’s liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC 820.

	March 31, 2022				December 31, 2021
Derivative Warrant Liabilities	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Public Warrants	$6,440,001	$6,440,001	$—	$—	$9,775,000	$9,775,000	$—	$—
Private Placement Warrants	$214,366	$—	$—	$214,366	$312,466	$—	$—	$312,466
As of March 31, 2022 and December 31, 2021, the recorded values of cash and accounts payable approximated their fair values due to the short-term nature of the instruments. Investments held in trust are invested in a money market fund consisting entirely of U.S. treasury securities (see Note 2). The fund is valued at NAV per share, and as such, in accordance with ASC 820, the investments have not been classified in the fair value hierarchy.
As of both March 31, 2022 and December 31, 2021, the Public Warrants were measured using their quoted market price (Level 1) and the Private Placement Warrants were measured at fair value using the Black-Scholes Option Pricing Model (Level 3). The Public Warrants were initially measured at fair value using a Monte Carlo simulation at their original issuance (Level 3) and subsequently measured using their quoted market price after the Public Warrants became actively traded on the NYSE during the third quarter of fiscal 2021. The Private Placement Warrants were measured at fair value using the Black-Scholes Option Pricing Model at both their original issuance and subsequent measurements.
Inherent in the Black-Scholes Option Pricing Method, utilized to measure the fair value of the Private Placement Warrants, are assumptions related to expected trading price volatility, expected life, risk-free interest rate and dividend yield. The Company estimated the volatility of its warrants based on implied volatility from the traded Public Warrant price. The primary significant unobservable input used in the fair value measurements was implied volatility and a significant change in implied volatility in isolation would result in a significant change to the fair value measurements. The risk-free interest rate is based on the U.S. treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The Company anticipates the dividend rate will remain at zero.
The following table provides quantitative information regarding Level 3 fair value measurement inputs for the Private Placement Warrants valuation.

	March 31, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$9.83	$9.81
Volatility	10.0%	15.0%
Term (years)	5.0	5.0
Risk-free rate	2.55%	1.39%
Dividend yield	—%	—%
The following table summarizes the Level 3 activity measured on a recurring basis for the Private Placement Warrants.

Level 3 derivative warrant liabilities at December 31, 2021	$312,466
Change in fair value of derivative warrant liabilities	(98,100)
Level 3 derivative warrant liabilities at March 31, 2022	$214,366
There were no transfers to/from Levels 1, 2, and 3 during the three months ended March 31, 2022 or 2021.

NOTE 9 — STOCKHOLDERS’ DEFICIT
Preferred Stock — The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. As of both March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Series A Common Stock — The Company is authorized to issue 500,000,000 shares of Series A common stock with a par value of $0.0001 per share. As of both March 31, 2022 and December 31, 2021, there were 1,090,000 shares of Series A common stock outstanding, excluding 34,500,000 shares of Series A common stock subject to possible redemption that were classified as temporary equity on the Condensed Balance Sheets.
Series B Common Stock — The Company is authorized to issue 80,000,000 shares of Series B common stock with a par value of $0.0001 per share. As of both March 31, 2022 and December 31, 2021, there were no shares of Series B common stock issued or outstanding.
Series C Common Stock — The Company is authorized to issue 40,000,000 shares of Series C common stock with a par value of $0.0001 per share. As of both March 31, 2022 and December 31, 2021, there were no shares of Series C common stock issued or outstanding.
Series F Common Stock — The Company is authorized to issue 40,000,000 shares of Series F common stock with a par value of $0.0001 per share. On January 27, 2021, the Company issued 11,500,000 shares of Series F common stock. On April 8, 2021, the Sponsor surrendered 2,875,000 shares of Series F common stock to the Company for no consideration, resulting in an aggregate of 8,625,000 shares of Series F common stock issued and outstanding as of both March 31, 2022 and December 31, 2021.
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
Shares of Series F common stock are automatically convertible into shares of Series B common stock at the time of the Company’s Partnering Transaction, or earlier at the option of the holder, on a one-for-one basis and, prior to and following the Company’s Partnering Transaction, each share of Series B common stock is convertible, at the option of the holder, into one share of Series A common stock.

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
On June 3, 2021, we issued an additional 4,500,000 Units (the “Over-Allotment Units”) pursuant to the underwriters’ exercise in full of their over-allotment option in connection with the initial public offering. The Over-Allotment Units were priced at $10.00 per Over-Allotment Unit, generating total gross proceeds of $45,000,000. The term “IPO” as used herein generally refers to the consummation of the initial public offering on May 28, 2021 and the underwriters’ exercise in full of their over-allotment option on June 3, 2021. In fiscal 2021, we incurred offering costs in connection with the IPO of $17,887,856, of which $10,675,000 was for deferred underwriting commissions.
On May 28, 2021, in conjunction with the closing of the initial public offering, we consummated the private sale of 1,000,000 units of the Company (the “Private Placement Units”) at a purchase price of $10.00 per Private Placement Unit to our sponsor, PHPC Sponsor, LLC (the “Sponsor”), generating total gross proceeds of $10,000,000. Concurrently with the sale of the Over-Allotment Units, the Sponsor purchased an additional 90,000 Private Placement Units for total gross proceeds of $900,000. Each Private Placement Unit consists of one share of Series A common stock (“the “Private Placement Shares”) and one-third of one warrant, each whole warrant entitling the Sponsor to purchase one share of Series A common stock at an exercise price of $11.50 per share (the “Private Placement Warrants”). The term “Private Placement” as used herein generally refers to the consummation of the private sale of Private Placement Units on May 28, 2021 and the private sale of Private Placement Units in conjunction with the sale of the Over-Allotment Units on June 3, 2021.
Of the gross proceeds received from the IPO and Private Placement, $345,000,000 (or $10.00 per Unit sold in the IPO) was deposited in a trust account (the “Trust Account”) located in the United States (the “U.S.”) with Continental Stock Transfer & Trust Company acting as trustee.
Our Sponsor, executive officers and directors (the “initial stockholders”) agreed not to propose an amendment to our amended and restated certificate of incorporation that would modify the substance or timing of our obligation to provide holders of our Public Shares the right to have their shares redeemed in connection with a Partnering Transaction or to redeem 100% of our Public Shares if we do not complete a Partnering Transaction within 24 months from the closing of our initial public offering, or May 28, 2023, or 27 months, or August 28, 2023, following an agreement in principle event, which means we have executed a letter of intent, agreement in principle or definitive agreement for a Partnering Transaction within 24 months from the closing of the initial public offering but have not completed the Partnering Transaction within such 24-month period (such 24-month or 27-month period, the “Combination Period”) or with respect to any other provision relating to the rights of holders of Public Shares (the “Public Stockholders”), unless we provide the Public Stockholders with the opportunity to redeem their shares of Series A common stock in conjunction with any such amendment.
We expect to continue to incur significant costs in the pursuit of a Partnering Transaction. We cannot assure you that our plans to complete a Partnering Transaction will be successful.

RESULTS OF OPERATIONS
As of March 31, 2022, we had not commenced any operations. All activity for the period from January 27, 2021 (inception) through March 31, 2022 relates to our formation and IPO, and from the IPO date relates to our search for potential target businesses. We will not generate any operating revenue until after the completion of our Partnering Transaction, at the earliest. We incur general and administrative expenses through operating as a blank check company. We generate other income in the form of interest income from the proceeds derived from our IPO, and non-operating unrealized gains and losses related to derivative instruments initially recorded at the IPO date. The comparative period ended March 31, 2021 represents the period beginning January 27, 2021, the inception date of the Company, and ending March 31, 2021 (the “three months ended March 31, 2021”).
For the three months ended March 31, 2022, we had net earnings of $2,972,316, which consisted of a $3,433,099 gain on derivative warrant liabilities and $28,158 of income on investments held in the Trust Account, partially offset by $488,941 of general and administrative expenses.
For the three months ending March 31, 2021, we had a net loss of $44,295 related to general and administrative expenses.
General and administrative expenses included professional fees, franchise taxes and fees related to the services agreement with Post Holdings, Inc. (“Post”). Changes in the fair value of derivative warrant liabilities recognized in the Condensed Statements of Operations were primarily due to market factors largely driven by changes in the fair value of the underlying shares of the warrants.
LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2022, we had working capital of $1,937,517, which included $1,793,672 of cash in our operating bank account.
Our liquidity needs prior to the closing of the IPO were satisfied through a payment of $25,000 from the Sponsor to purchase 11,500,000 shares of Series F common stock, $0.0001 par value per share (the “Founder Shares”) and the loan of $213,424 from the Sponsor under an unsecured promissory note, which was repaid in full on May 28, 2021. On April 8, 2021, the Sponsor surrendered 2,875,000 Founder Shares to the Company for no consideration resulting in an aggregate of 8,625,000 Founder Shares outstanding. Subsequent to the closing of the IPO, our liquidity has been satisfied through the proceeds from the IPO and Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Partnering Transaction, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors, may, but are not obligated to, provide us with working capital loans. As of March 31, 2022, there were no amounts outstanding under any working capital loans.
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
On May 28, 2021, we entered into a services agreement that provided that, commencing on the date that our securities were first listed on the NYSE through the earlier of consummation of the Partnering Transaction and our liquidation, we agreed to pay Post $40,000 per month for office space and administrative and support services provided to members of our management team.
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
Series A Common Stock Subject to Possible Redemption
We account for our Series A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Conditionally redeemable Series A common stock (including shares of Series A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Series A common stock is classified as stockholders’ equity. Our Series A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 34,500,000 shares of Series A common stock subject to possible redemption were presented at redemption value as temporary equity, outside of stockholders’ equity on our Condensed Balance Sheets.
Net Earnings (Loss) per Share
Basic and diluted earnings (loss) per share of Series A common stock subject to possible redemption (the “redeemable common stock”) and the Series A common stock and Series F common stock not subject to possible redemption (collectively, the “non-redeemable common stock”) are presented separately under the two-class method. Basic earnings (loss) per share is based on the average number of shares outstanding during the periods presented for the redeemable common stock and non-redeemable common stock. Net earnings is allocated between the redeemable common stock and non-redeemable common stock based on the weighted-average shares outstanding during the periods presented. The redeemable common stock is measured at its redemption value each period. As allowed for within ASC 480, we have made an election to treat the portion of the remeasurement adjustment that exceeds fair value as an adjustment to income available to holders of shares of redeemable common stock and to income available to holders of shares of non-redeemable common stock for basic and diluted earnings (loss) per share. Diluted earnings (loss) per share is based on the average number of shares of redeemable common stock and non-redeemable common stock used for the basic earnings per share calculation, adjusted for the dilutive effect of warrants, if any, using the “treasury stock” method. In addition, net earnings (loss) for diluted earnings per share is adjusted for the after-tax impact of changes to the fair value of derivative warrant liabilities, to the extent it is dilutive. We have not considered the effect of the warrants sold in the IPO and the Private Placement to purchase an aggregate 11,863,333 shares of Series A common stock in the calculation of diluted earnings (loss) per share, since the exercise of the warrants into shares of Series A common stock is contingent upon the occurrence of future events. See Note 5 within “Notes to Condensed Financial Statements” for the calculation of basic and diluted earnings (loss) per share of redeemable common stock and non-redeemable common stock.
RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS
See Note 3 within “Notes to Condensed Financial Statements” for a discussion regarding recently issued and adopted accounting standards.
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
•our financial performance; and
•other risks and uncertainties included under “Risk Factors” within Item 1A of Part II of this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission on March 25, 2022.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
As of both March 31, 2022 and December 31, 2021, we were not subject to any market or interest rate risk. The net proceeds of the IPO and Private Placement held in the Trust Account are invested in U.S. treasury securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. treasury securities, or a combination thereof. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
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
Changes in Internal Control over Financial Reporting
There were no significant changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION.
ITEM 1A.    RISK FACTORS.
In addition to the information set forth elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”) and the risk factor set forth below, you should carefully consider the risk factors we previously disclosed in our Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission (the “SEC”) on March 25, 2022, as of and for the year ended December 31, 2021 (the “Annual Report”). Other than the additional risk factor disclosed herein, as of the date of this Quarterly Report, there have been no material changes to the risk factors previously disclosed in the Annual Report. These risks could materially and adversely affect our business, financial condition, results of operations and cash flows. The enumerated risks may be or have been heightened, or in some cases manifested, by the impacts of the COVID-19 pandemic and are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations and cash flows.
Changes in laws or regulations, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our Partnering Transaction, and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete a merger, share exchange, asset acquisition, share purchase, reorganization or similar partnering transaction with one or more businesses that we have not yet identified (our “Partnering Transaction”), and results of operations.
On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in partnering transactions involving special purpose acquisition companies and private operating companies and increasing the potential liability of certain participants, including underwriters, in proposed partnering transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially increase the costs and time required to negotiate and complete our Partnering Transaction and could potentially impair our ability to complete our Partnering Transaction.

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

31.1	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 13, 2022

31.2	Certification of Bradly A. Harper pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 13, 2022

32.1	Certification of Robert V. Vitale and Bradly A. Harper, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 13, 2022

101
Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2022 filed in iXBRL (Inline eXtensible Business Reporting Language)). The financial information contained in the iXBRL-related documents is “unaudited” and “unreviewed.”

104	The cover page from the Company’s Form 10-Q for the quarterly period ended March 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Post Holdings Partnering Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POST HOLDINGS PARTNERING CORPORATION
Date:	May 13, 2022	By:	/s/ Bradly A. Harper
Bradly A. Harper
Chief Financial Officer