Form 10-Q
period 2022-06-30
Post Holdings Partnering Corp
filed 2022-08-10
CIK 1843716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q
__________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
Series A Common Stock, $0.0001 par value per share – 35,590,000 shares as of August 5, 2022
Series F Common Stock, $0.0001 par value per share – 8,625,000 shares as of August 5, 2022

POST HOLDINGS PARTNERING CORPORATION
QUARTERLY REPORT ON FORM 10-Q

i

PART I.    FINANCIAL INFORMATION.
ITEM 1.    CONDENSED FINANCIAL STATEMENTS (UNAUDITED).
POST HOLDINGS PARTNERING CORPORATION
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021 (a)
General and administrative expenses	$616,365	$1,388,661	$1,105,306	$1,432,956
Operating Loss	(616,365)	(1,388,661)	(1,105,306)	(1,432,956)
Other income:
(Gain) loss on derivative warrant liabilities	(3,325,367)	1,888,493	(6,758,466)	1,888,493
Income from investments held in trust	(490,013)	(1,663)	(518,171)	(1,663)
Net Earnings (Loss)	$3,199,015	$(3,275,491)	$6,171,331	$(3,319,786)

Basic and Diluted Net Earnings (Loss) Per Share:
Redeemable Series A common stock	$0.17	$0.43	$0.25	$0.93
Non-redeemable Series A and Series F common stock	$(0.26)	$(0.93)	$(0.27)	$(0.88)

Basic and Diluted Weighted-Average Shares Outstanding:
Redeemable Series A common stock	34,500,000	12,593,407	34,500,000	6,296,703
Non-redeemable Series A and Series F common stock	9,715,000	9,247,473	9,715,000	10,373,736
(a)The six months ended June 30, 2021 represents the period beginning January 27, 2021, the inception date of Post Holdings Partnering Corporation, and ending June 30, 2021.
See accompanying Notes to Condensed Financial Statements (Unaudited).

POST HOLDINGS PARTNERING CORPORATION
CONDENSED BALANCE SHEETS (Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash	$1,235,115	$2,444,148
Prepaid expenses	241,991	379,443
Current investments held in trust account	345,531,678	—
Total Current Assets	347,008,784	2,823,591
Investments held in trust account	—	345,013,507
Total Assets	$347,008,784	$347,837,098

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$25,000	$142,290
Franchise tax payable	26,264	185,753
Accrued expenses	104,690	69,090
Current deferred underwriting commissions in connection with initial public offering	10,675,000	—
Total Current Liabilities	10,830,954	397,133
Derivative warrant liabilities	3,329,000	10,087,466
Deferred underwriting commissions in connection with initial public offering	—	10,675,000
Total Liabilities	14,159,954	21,159,599

Series A common stock, $0.0001 par value; 34,500,000 shares subject to possible redemption at $10.01 and $10.00 per share, respectively	345,505,414	345,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding in each period	—	—
Series A common stock, $0.0001 par value; 500,000,000 shares authorized; 1,090,000 shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption) in each period	109	109
Series B common stock, $0.0001 par value; 80,000,000 shares authorized; none issued and outstanding in each period	—	—
Series C common stock, $0.0001 par value; 40,000,000 shares authorized; none issued and outstanding in each period	—	—
Series F common stock, $0.0001 par value; 40,000,000 shares authorized; 8,625,000 shares issued and outstanding in each period	863	863
Accumulated deficit	(12,657,556)	(18,323,473)
Total Stockholders’ Deficit	(12,656,584)	(18,322,501)
Total Liabilities and Stockholders’ Deficit	$347,008,784	$347,837,098
See accompanying Notes to Condensed Financial Statements (Unaudited).

POST HOLDINGS PARTNERING CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2022	2021 (a)
Cash Flows from Operating Activities
Net earnings (loss)	$6,171,331	$(3,319,786)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
General and administrative expenses paid by PHPC Sponsor, LLC under promissory note	—	5,063
(Gain) loss on derivative warrant liabilities	(6,758,466)	1,888,493
Offering costs expensed associated with derivative warrant liabilities	—	946,906
Income from investments held in trust	(518,171)	(1,663)
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	137,452	(612,075)
(Decrease) increase in accounts payable	(32,290)	34,049
(Decrease) increase in franchise tax payable	(159,489)	83,338
Increase in accrued expenses	35,600	84,122
Net Cash Used in Operating Activities	(1,124,033)	(891,553)

Cash Flows from Investing Activities
Proceeds deposited in trust account	—	(345,000,000)
Net Cash Used in Investing Activities	—	(345,000,000)

Cash Flows from Financing Activities
Repayment of promissory note	—	(213,424)
Proceeds from issuance of common stock in initial public offering	—	345,000,000
Proceeds from issuance of common stock in private placement	—	10,900,000
Payment of offering costs	(85,000)	(6,882,845)
Net Cash (Used in) Provided by Financing Activities	(85,000)	348,803,731

Net (Decrease) Increase in Cash	(1,209,033)	2,912,178
Cash, Beginning of Year	2,444,148	—
Cash, End of Period	$1,235,115	$2,912,178

Supplemental noncash information:
Offering costs paid by PHPC Sponsor, LLC for issuance of Series F common stock	$—	$25,000
Offering costs included in accounts payable	$—	$11,650
Offering costs included in accrued expenses	$—	$85,000
Offering costs paid by PHPC Sponsor, LLC under promissory note	$—	$208,361
Deferred underwriting commissions in connection with the initial public offering	$—	$10,675,000
(a)The six months ended June 30, 2021 represents the period beginning January 27, 2021, the inception date of Post Holdings Partnering Corporation, and ending June 30, 2021.
 See accompanying Notes to Condensed Financial Statements (Unaudited).

POST HOLDINGS PARTNERING CORPORATION
CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Unaudited)

	As Of and For The Three Months Ended June 30,		As Of and For The Six Months Ended June 30,
	2022	2021	2022	2021 (a)
Preferred Stock
Beginning and end of period	$—	$—	$—	—
Common Stock
Series A common stock
Beginning of period	109	—	109	—
Issuance of common stock	—	109	—	109
End of period	109	109	109	109
Series B common stock
Beginning and end of period	—	—	—	—
Series C common stock
Beginning and end of period	—	—	—	—
Series F common stock
Beginning of period	863	1,150	863	—
Issuance of common stock	—	—	—	1,150
Forfeiture of common stock	—	(287)	—	(287)
End of period	863	863	863	863
Additional Paid-in Capital
Beginning of period	—	24,137	—	—
Issuance of common stock, net of allocation for fair value of derivative warrant liabilities	—	10,195,021	—	10,219,158
Redemption value adjustment to common stock subject to possible redemption	—	(10,219,158)	—	(10,219,158)
End of period	—	—	—	—
Accumulated Deficit
Beginning of period	(15,351,157)	(44,295)	(18,323,473)	—
Net earnings (loss)	3,199,015	(3,275,491)	6,171,331	(3,319,786)
Redemption value adjustment to common stock subject to possible redemption	(505,414)	(25,811,792)	(505,414)	(25,811,792)
End of period	(12,657,556)	(29,131,578)	(12,657,556)	(29,131,578)
Total Stockholders’ Deficit	$(12,656,584)	$(29,130,606)	$(12,656,584)	$(29,130,606)

Preferred Stock, shares
Beginning and end of period	—	—	—	—
Common Stock, shares
Series A common stock
Beginning of period	1,090,000	—	1,090,000	—
Issuance of common stock	—	1,090,000	—	1,090,000
End of period	1,090,000	1,090,000	1,090,000	1,090,000
Series B common stock
Beginning and end of period	—	—	—	—
Series C common stock
Beginning and end of period	—	—	—	—
Series F common stock
Beginning of period	8,625,000	11,500,000	8,625,000	—
Issuance of common stock	—	—	—	11,500,000
Forfeiture of common stock	—	(2,875,000)	—	(2,875,000)
End of period	8,625,000	8,625,000	8,625,000	8,625,000
(a)The six months ended June 30, 2021 represents the period beginning January 27, 2021, the inception date of Post Holdings Partnering Corporation, and ending June 30, 2021.
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
As of June 30, 2022, the Company had not commenced any operations. All activity for the period from January 27, 2021 (inception) through June 30, 2022 related to the Company’s formation and its initial public offering, which is described below, and subsequent to the initial public offering, related to the Company’s search for potential target businesses. The Company will not generate any operating revenue until after the completion of its Partnering Transaction, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds received in the initial public offering, and non-operating unrealized gains and losses related to derivative instruments initially recorded at the initial public offering date (see Note 7).
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
The Company will provide the holders of Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Partnering Transaction either (a) in connection with a stockholder meeting called to approve the Partnering Transaction or (b) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Partnering Transaction or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (at $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (See Note 6). The Public Shares were classified as temporary equity in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”).
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

If the Company has not completed a Partnering Transaction within the Combination Period, the Company will (a) cease all operations except for the purpose of winding up; (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay for its taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish the Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any); and (c) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, liquidate and dissolve, subject in the case of clauses (b) and (c) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
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
Going Concern
As of June 30, 2022, less than twelve months remained in the Combination Period in which the Company had to complete a Partnering Transaction. The Company evaluated its ability to continue as a going concern in accordance with ASC Topic 205-30, “Liquidation Basis of Accounting.” The Company believes that it has sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of its officers and directors, to meet its liquidity needs through the Combination Period. It is uncertain that the Company will be able to complete a Partnering Transaction by the end of the Combination Period, and if a Partnering Transaction is not completed by the end of the Combination Period, there will be a mandatory liquidation and subsequent dissolution of the Company (refer above for information on the liquidating distributions from the Trust Account to holders of the Public Shares upon dissolution). The Company has determined that the mandatory liquidation, should a Partnering Transaction not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. As of June 30, 2022, no adjustments had been made to the carrying amounts of assets or liabilities that might be necessary should the Company be required to liquidate at the end of the Combination Period.
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
These unaudited condensed financial statements include all adjustments (consisting of normal recurring adjustments and accruals) that management considers necessary for a fair statement of the Company’s results of operations, financial position, cash flows and stockholders’ equity for the interim periods presented. The comparative period ended June 30, 2021 represents the period beginning January 27, 2021, the inception date of the Company, and ending June 30, 2021 (the “six months ended June 30, 2021”). Interim results are not necessarily indicative of the results for any other interim period, the entire fiscal year or any future periods.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. No losses had been incurred as of June 30, 2022 or December 31, 2021.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 or December 31, 2021.
Investments Held in Trust Account
The Company’s portfolio of investments held in the Trust Account is comprised of U.S. treasury securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. treasury securities, or a combination thereof. The Company’s portfolio of investments held in the Trust Account was reclassified to “Current investments held in trust account” on the Condensed Balance Sheet at June 30, 2022 since, as of June 30, 2022, less than twelve months remained in the Combination Period in which the Company had to complete a Partnering Transaction. At December 31, 2021, the Company’s portfolio of investments held in the Trust Account was included in “Investments held in trust account” on the Condensed Balance Sheet since, as of December 31, 2021, more than twelve months remained in the Combination Period in which the Company had to complete a Partnering Transaction. The investments are presented at fair value and gains and losses resulting from the change in fair value of these securities are included in “Income from investments held in trust” in the Condensed Statements of Operations. The estimated fair value of investments held in the Trust Account are determined by their net asset value (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit.
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
The Public Warrants and Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until they are exercised. As of both June 30, 2022 and December 31, 2021, the fair value of the Public Warrants was valued using the market approach based on the quoted market price of the Public Warrants and the fair value of the Private Placement Warrants was estimated using the Black Scholes Option Pricing Model. See Note 7 for disclosures related to derivative instruments.
Offering Costs Associated with the IPO
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO. Offering costs were allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. As of both June 30, 2022 and December 31, 2021, offering costs of $16,940,950 associated with the Series A common stock were recorded to temporary equity on the Condensed Balance Sheets.
Series A Common Stock Subject to Possible Redemption
Conditionally redeemable Series A common stock (including shares of Series A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Series A common stock is classified as stockholders’ equity. The Company’s Series A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of both June 30, 2022 and December 31, 2021, 34,500,000 shares of Series A common stock subject to possible redemption were presented at their redemption values of $345,505,414 and $345,000,000, respectively, as temporary equity, outside of stockholders’ equity on the Condensed Balance Sheets. The redemption value of the Series A common stock subject to possible redemption is measured as the amount in the Trust Account at the time of redemption ($10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes).
Immediately upon the closing of the initial public offering, the Company recognized the accretion from initial book value to redemption value of the shares of Series A common stock subject to possible redemption. Changes in the carrying value of the shares of Series A common stock subject to possible redemption are recorded to additional paid-in capital, to the extent available, and “Accumulated deficit” on the Condensed Balance Sheets.
Net Earnings (Loss) per Share
Basic and diluted earnings (loss) per share of Series A common stock subject to possible redemption (the “redeemable common stock”) and the Series A common stock and Series F common stock not subject to possible redemption (collectively, the “non-redeemable common stock”) is presented separately under the two-class method. Basic earnings (loss) per share is based on the average number of shares outstanding during the periods presented for the redeemable common stock and non-redeemable common stock. Net earnings (loss) is allocated between the redeemable common stock and non-redeemable common stock based on the weighted-average shares outstanding during the periods presented. The redeemable common stock is measured at its redemption value each period. As allowed for within ASC 480, the Company has made an election to treat the portion of the redemption value remeasurement adjustment that exceeds fair value as an adjustment to income available to holders of shares of redeemable common stock and to income available to holders of shares of non-redeemable common stock for basic and diluted earnings (loss) per share. Diluted earnings (loss) per share is based on the average number of shares of redeemable common stock and non-redeemable common stock used for the basic earnings per share calculation, adjusted for the dilutive effect of warrants, if any, using the “treasury stock” method. In addition, net earnings (loss) for diluted earnings per share is adjusted for the after-tax impact of changes to the fair value of derivative warrant liabilities, to the extent it is dilutive. The Company has not considered the effect of the warrants sold in the IPO and the Private Placement to purchase an aggregate 11,863,333 shares of Series A common stock in the calculation of diluted earnings (loss) per share, since the exercise of the warrants into shares of Series A common stock is contingent upon the occurrence of future events. See Note 5 for the calculation of basic and diluted earnings (loss) per share of redeemable common stock and non-redeemable common stock.
Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of both June 30, 2022 and December 31, 2021, deferred tax assets, net of valuation allowances, were zero.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 or December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2022 or December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is, and has been, subject to income tax examinations by U.S. federal and state taxing authorities since inception.
NOTE 3 — RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS
The Company has considered all new accounting pronouncements and has concluded there are no new pronouncements (other than the ones described below) that had or will have a material impact on the Company’s results of operations, financial condition, cash flows, stockholders’ equity or disclosures based on current information.
Recently Adopted
In October 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” This ASU requires a company to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” as if the company had originated the contracts. The Company early adopted this ASU on January 1, 2022 on a prospective basis, as permitted by the ASU. The adoption of this ASU had no impact on the Company’s financial statements or related disclosures.
In March 2020 and January 2021, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” and ASU No. 2021-01, “Reference Rate Reform (Topic 848): Scope,” respectively (collectively, “Topic 848”). Topic 848 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by Topic 848 are effective for all entities as of March 12, 2020 through December 31, 2022. The Company adopted Topic 848 on January 1, 2022. The adoption of Topic 848 had no impact on the Company’s financial statements or related disclosures.

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
Forward Purchase
On May 28, 2021, the Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) with the Sponsor pursuant to which the Sponsor committed to purchase from the Company, at the Company’s election, up to 10,000,000 forward purchase units (the “Forward Purchase Units”), with each Forward Purchase Unit consisting of one share of Series B common stock, $0.0001 par value per share (the “Forward Purchase Shares”), and one-third of one warrant to purchase one share of Series A common stock (the “Forward Purchase Warrants”), for $10.00 per Forward Purchase Unit, in an aggregate amount of up to $100,000,000, in a private placement that would close concurrently with the closing of the Partnering Transaction. The proceeds from the sale of these Forward Purchase Units, together with the amounts available to the Company from the Trust Account (after giving effect to any redemptions of Public Shares) and any other equity or debt financing obtained by the Company in connection with the Partnering Transaction, would be used to satisfy the cash requirements of the Partnering Transaction, if the Company elected, including funding the purchase price, paying expenses and retaining specified amounts to be used by the post-Partnering Transaction company for working capital or other purposes. To the extent that the amounts available from the Trust Account and other financing are sufficient for such cash requirements, the Sponsor may purchase, at the Company’s election, less than 10,000,000 Forward Purchase Units. The terms of the Forward Purchase Warrants will generally be identical to the terms of the Public Warrants included in the Units issued in the IPO. There were no Forward Purchase Units outstanding as of June 30, 2022 or December 31, 2021.
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
In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Partnering Transaction, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Partnering Transaction, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside of the Trust Account. In the event that a Partnering Transaction does not close, the Company may use a portion of the proceeds held outside of the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account can be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Partnering Transaction, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into units of the post-Partnering Transaction entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Company had no borrowings under the Working Capital Loans as of June 30, 2022 or December 31, 2021.
Services Agreement
On May 28, 2021, the Company entered into an agreement in which commencing on the date the Company’s securities were first listed on the NYSE through the earlier of consummation of the Partnering Transaction or its liquidation, the Company agreed to pay Post Holdings, Inc. (“Post”) $40,000 per month for office space and administrative and support services provided to members of the Company’s management team. During the three and six months ended June 30, 2022, the Company expensed $120,000 and $240,000, respectively, for services provided by Post. During the three and six months ended June 30, 2021, the Company expensed $47,742 for services provided by Post. These expenses were included in “General and administrative expenses” in the Condensed Statements of Operations. There were no receivables or payables with Post or the Sponsor as of June 30, 2022 or December 31, 2021.
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

NOTE 5 — EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net earnings per share of redeemable common stock and basic and diluted net loss per share of non-redeemable common stock (see Note 2). The redemption value adjustment in excess of fair value of the redeemable common stock is recognized as a deemed dividend. As allowed for within ASC Topic 480, “Distinguishing Liabilities from Equity,” the Company has made an election to treat the portion of the deemed dividend that exceeds fair value as an adjustment to income available to common stockholders for net earnings allocable to redeemable common stock and net loss allocable to non-redeemable common stock. Basic and diluted weighted-average shares of non-redeemable common stock outstanding for both the three and six months ended June 30, 2022 included 1,090,000 shares of Series A common stock and 8,625,000 shares of Series F common stock. Basic and diluted weighted-average shares of non-redeemable common stock outstanding for the three and six months ended June 30, 2021 included 401,319 and 235,613 shares of Series A common stock, respectively, and 8,846,154 and 9,941,935 shares of Series F common stock, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Redeemable common stock
Net earnings (loss) attributable to redeemable common stock	$2,496,122	$(1,888,641)	$4,815,355	$(1,396,896)
Redemption value adjustment in excess of fair value of redeemable common stock	3,265,414	7,245,000	3,955,414	7,245,000
Net earnings allocable to redeemable common stock	$5,761,536	$5,356,359	$8,770,769	$5,848,104

Basic and diluted weighted-average shares of redeemable common stock outstanding	34,500,000	12,593,407	34,500,000	6,296,703

Basic and diluted net earnings per share of redeemable common stock	$0.17	$0.43	$0.25	$0.93

Non-redeemable common stock
Net earnings (loss) attributable to non-redeemable common stock	$702,893	$(1,386,850)	$1,355,976	$(1,922,890)
Redemption value adjustment in excess of fair value of redeemable common stock	(3,265,414)	(7,245,000)	(3,955,414)	(7,245,000)
Net loss allocable to non-redeemable common stock	$(2,562,521)	$(8,631,850)	$(2,599,438)	$(9,167,890)

Basic and diluted weighted-average shares of non-redeemable common stock outstanding	9,715,000	9,247,473	9,715,000	10,373,736

Basic and diluted net loss per share of non-redeemable common stock	$(0.26)	$(0.93)	$(0.27)	$(0.88)
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
Underwriting Agreement
The underwriters were entitled to an underwriting discount of $0.20 per unit, or $6,100,000 in the aggregate, that was paid upon the closing of the IPO. In addition, $0.35 per unit, or $10,675,000 in the aggregate, will be payable to the underwriters as deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Partnering Transaction, subject to the terms of the underwriting agreement. The deferred underwriting commissions were included in “Current deferred underwriting commissions in connection with initial public offering” on the Condensed Balance Sheet since, as of June 30, 2022, less than twelve months remained in the Combination Period in which the Company had to complete a Partnering Transaction. At December 31, 2021, the deferred underwriting commissions were included in “Deferred underwriting commissions in connection with initial public offering” on the Condensed Balance Sheet since, as of December 31, 2021, more than twelve months remained in the Combination Period in which the Company had to complete a Partnering Transaction.
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
NOTE 7 — DERIVATIVE WARRANT LIABILITIES
As of both June 30, 2022 and December 31, 2021, the Company had 11,500,000 Public Warrants and 363,333 Private Placement Warrants outstanding.
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

	June 30, 2022				December 31, 2021
Derivative Warrant Liabilities	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Public Warrants	$3,220,000	$3,220,000	$—	$—	$9,775,000	$9,775,000	$—	$—
Private Placement Warrants	$109,000	$—	$—	$109,000	$312,466	$—	$—	$312,466
As of June 30, 2022 and December 31, 2021, the recorded values of cash and accounts payable approximated their fair values due to the short-term nature of the instruments. Investments held in trust are invested in a money market fund consisting entirely of U.S. treasury securities (see Note 2). The fund is valued at NAV per share, and as such, in accordance with ASC 820, the investments have not been classified in the fair value hierarchy.
As of both June 30, 2022 and December 31, 2021, the Public Warrants were measured using their quoted market price (Level 1) and the Private Placement Warrants were measured at fair value using the Black-Scholes Option Pricing Model (Level 3). The Public Warrants were initially measured at fair value using a Monte Carlo simulation at their original issuance (Level 3) and subsequently measured using their quoted market price after the Public Warrants became actively traded on the NYSE during the third quarter of fiscal 2021. The Private Placement Warrants were measured at fair value using the Black-Scholes Option Pricing Model at both their original issuance and subsequent measurements.
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
The following table provides quantitative information regarding Level 3 fair value measurement inputs for the Private Placement Warrants valuation.

	June 30, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$9.74	$9.81
Volatility	5.0%	15.0%
Term (years)	5.0	5.0
Risk-free rate	3.08%	1.39%
Dividend yield	—%	—%
The following table summarizes the Level 3 activity measured on a recurring basis for the Private Placement Warrants.

Level 3 derivative warrant liabilities at December 31, 2021	$312,466
Change in fair value of derivative warrant liabilities	(203,466)
Level 3 derivative warrant liabilities at June 30, 2022	$109,000
There were no transfers to/from Levels 1, 2, and 3 during the three and six months ended June 30, 2022 or 2021.

NOTE 9 — STOCKHOLDERS’ DEFICIT
Preferred Stock — The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. As of both June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Series A Common Stock — The Company is authorized to issue 500,000,000 shares of Series A common stock with a par value of $0.0001 per share. As of both June 30, 2022 and December 31, 2021, there were 1,090,000 shares of Series A common stock outstanding, excluding 34,500,000 shares of Series A common stock subject to possible redemption that were classified as temporary equity on the Condensed Balance Sheets.
Series B Common Stock — The Company is authorized to issue 80,000,000 shares of Series B common stock with a par value of $0.0001 per share. As of both June 30, 2022 and December 31, 2021, there were no shares of Series B common stock issued or outstanding.
Series C Common Stock — The Company is authorized to issue 40,000,000 shares of Series C common stock with a par value of $0.0001 per share. As of both June 30, 2022 and December 31, 2021, there were no shares of Series C common stock issued or outstanding.
Series F Common Stock — The Company is authorized to issue 40,000,000 shares of Series F common stock with a par value of $0.0001 per share. On January 27, 2021, the Company issued 11,500,000 shares of Series F common stock. On April 8, 2021, the Sponsor surrendered 2,875,000 shares of Series F common stock to the Company for no consideration, resulting in an aggregate of 8,625,000 shares of Series F common stock issued and outstanding as of both June 30, 2022 and December 31, 2021.
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

RESULTS OF OPERATIONS
As of June 30, 2022, we had not commenced any operations. All activity for the period from January 27, 2021 (inception) through June 30, 2022 relates to our formation and IPO, and from the IPO date relates to our search for potential target businesses. We will not generate any operating revenue until after the completion of our Partnering Transaction, at the earliest. We incur general and administrative expenses through operating as a blank check company. We generate other income in the form of interest income from the proceeds derived from our IPO, and non-operating unrealized gains and losses related to derivative instruments initially recorded at the IPO date. The “six months ended June 30, 2021” represents the period beginning January 27, 2021, the inception date of the Company, and ending June 30, 2021.
For the three months ended June 30, 2022, we had net earnings of $3,199,015, which consisted of a $3,325,367 gain on derivative warrant liabilities and $490,013 of income from investments held in the Trust Account, partially offset by $616,365 of general and administrative expenses. For the three months ended June 30, 2021, we had a net loss of $3,275,491, which consisted of a $1,888,493 loss on derivative warrant liabilities and $1,388,661 of general and administrative expenses, offset slightly by $1,663 of income from investments held in the Trust Account.
For the six months ended June 30, 2022, we had net earnings of $6,171,331, which consisted of a $6,758,466 gain on derivative warrant liabilities and $518,171 of income from investments held in the Trust Account, partially offset by $1,105,306 of general and administrative expenses. For the six months ended June 30, 2021, we had a net loss of $3,319,786 which consisted of a $1,888,493 loss on derivative warrant liabilities and $1,432,956 of general and administrative expenses, offset slightly by $1,663 of income from investments held in the Trust Account.
General and administrative expenses included professional fees, franchise taxes and fees related to the services agreement with Post Holdings, Inc. (“Post”). Changes in the fair value of derivative warrant liabilities recognized in the Condensed Statements of Operations were primarily due to market factors largely driven by changes in the fair value of the underlying shares of the warrants.
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2022, we had working capital of $1,321,152, which included $1,235,115 of cash in our operating bank account and excluded the current investments held in the Trust Account and current deferred underwriting commissions in connection with the initial public offering as they were not available for use in the operations of the Company.
Our liquidity needs prior to the closing of the IPO were satisfied through a payment of $25,000 from the Sponsor to purchase 11,500,000 shares of Series F common stock, $0.0001 par value per share (the “Founder Shares”) and the loan of $213,424 from the Sponsor under an unsecured promissory note, which was repaid in full on May 28, 2021. On April 8, 2021, the Sponsor surrendered 2,875,000 Founder Shares to the Company for no consideration resulting in an aggregate of 8,625,000 Founder Shares outstanding. Subsequent to the closing of the IPO, our liquidity has been satisfied through the proceeds from the IPO and Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Partnering Transaction, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors, may, but are not obligated to, provide us with working capital loans. As of June 30, 2022, there were no amounts outstanding under any working capital loans.
Based on the foregoing, we believe that we will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors, to meet our needs through the Combination Period in which we have to complete a Partnering Transaction, which is less than twelve months as of June 30, 2022. Over this time period, we will use these funds for paying existing accounts payable, identifying and evaluating prospective Partnering Transaction candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Partnering Transaction.
We do not have any long-term debt obligations, finance lease obligations, operating lease obligations, purchase obligations or long-term liabilities.
On May 28, 2021, we entered into a services agreement that provided that, commencing on the date that our securities were first listed on the NYSE through the earlier of consummation of the Partnering Transaction and our liquidation, we would pay Post $40,000 per month for office space and administrative and support services provided to members of our management team.
The underwriters are entitled to underwriting discounts and commissions of $16,775,000, of which $6,100,000 was paid at the closing of the IPO and $10,675,000 was deferred. The deferred underwriting commissions will be paid to the underwriters upon the consummation of the Partnering Transaction subject to the terms of the underwriting agreement.

As of June 30, 2022, less than twelve months remained in the Combination Period in which we had to complete a Partnering Transaction. We evaluated our ability to continue as a going concern in accordance with ASC Topic 205-30, “Liquidation Basis of Accounting.” We believe that we have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors, to meet our liquidity needs through the Combination Period. It is uncertain that we will be able to complete a Partnering Transaction by the end of the Combination Period, and if a Partnering Transaction is not completed by the end of the Combination Period, there will be a mandatory liquidation and subsequent dissolution of the Company (see Note 1 within “Notes to Condensed Financial Statements” for information on the liquidating distributions from the Trust Account to holders of the Public Shares upon dissolution). We have determined that the mandatory liquidation, should a Partnering Transaction not occur, and potential subsequent dissolution, raises substantial doubt about our ability to continue as a going concern. As of June 30, 2022, no adjustments had been made to the carrying amounts of assets or liabilities that might be necessary should we be required to liquidate at the end of the Combination Period.
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
Series A Common Stock Subject to Possible Redemption
We account for our Series A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Conditionally redeemable Series A common stock (including shares of Series A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Series A common stock is classified as stockholders’ equity. Our Series A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 34,500,000 shares of Series A common stock subject to possible redemption were presented at redemption value as temporary equity, outside of stockholders’ equity on our Condensed Balance Sheets. The redemption value of the Series A common stock subject to possible redemption is measured as the amount in the Trust Account at the time of redemption ($10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to us to pay taxes).
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
•our financial performance; and
•other risks and uncertainties included under “Risk Factors” within Item 1A of Part II of this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 25, 2022, as updated by the risk factor in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 13, 2022.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
As of both June 30, 2022 and December 31, 2021, we were not subject to any market or interest rate risk. The net proceeds of the IPO and Private Placement held in the Trust Account are invested in U.S. treasury securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. treasury securities, or a combination thereof. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
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
Changes in Internal Control over Financial Reporting
There were no significant changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION.
ITEM 1A.    RISK FACTORS.
In addition to the information set forth elsewhere in this Quarterly Report on Form 10-Q (the “Second Quarterly Report”), you should carefully consider the risk factors we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the United States Securities and Exchange Commission (the “SEC”) on March 25, 2022 (the “Annual Report”), as well as the risk factor contained in “Risk Factors” within Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 13, 2022 (the “First Quarterly Report”), which is incorporated herein by reference. As of the date of this Second Quarterly Report, there have been no material changes to the risk factors previously disclosed in the Annual Report, as updated by the risk factor disclosed in the First Quarterly Report. These risks could materially and adversely affect our business, financial condition, results of operations and cash flows. The enumerated risks may be or have been heightened, or in some cases manifested, by the impacts of the COVID-19 pandemic and are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations and cash flows.

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

31.1	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 10, 2022

31.2	Certification of Bradly A. Harper pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 10, 2022

32.1	Certification of Robert V. Vitale and Bradly A. Harper, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 10, 2022

101
Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2022 filed in iXBRL (Inline eXtensible Business Reporting Language)). The financial information contained in the iXBRL-related documents is “unaudited” and “unreviewed.”

104	The cover page from the Company’s Form 10-Q for the quarterly period ended June 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Post Holdings Partnering Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POST HOLDINGS PARTNERING CORPORATION
Date:	August 10, 2022	By:	/s/ Bradly A. Harper
Bradly A. Harper
Chief Financial Officer