Form 10-K
period 2022-12-31
Post Holdings Partnering Corp
filed 2023-03-23
CIK 1843716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number: 001-40441
________________________________
Post Holdings Partnering Corporation
(Exact name of registrant as specified in its charter)
________________________________

Delaware	86-1759669
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2503 S. Hanley Road
St. Louis, Missouri 63144
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (314) 644-7600
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
________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐
The aggregate market value of the registrant’s Series A Common Stock held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the closing sales price for the Series A Common Stock on June 30, 2022, as reported on the New York Stock Exchange, was $295,850,000.
As of March 20, 2023, 35,590,000 shares of Series A Common Stock, par value $0.0001 per share, and 8,625,000 shares of Series F Common Stock, par value $0.0001 per share, were issued and outstanding.
Documents Incorporated by Reference: None.

i

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS
Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, are made throughout this report. These forward-looking statements are sometimes identified from the use of forward-looking words such as “believe,” “should,” “could,” “potential,” “continue,” “expect,” “project,” “estimate,” “predict,” “anticipate,” “aim,” “intend,” “plan,” “forecast,” “target,” “is likely,” “will,” “can,” “may” or “would” or the negative of these terms or similar expressions elsewhere in this report. Our financial condition, results of operations and cash flows may differ materially from the forward-looking statements in this report. Such statements are based on management’s current views and assumptions and involve risks and uncertainties that could affect expected results. Those risks and uncertainties include, but are not limited to, the following (capitalized terms used in this section shall have the meanings ascribed to such terms in Part I of this report):
•our being a company with no operating history and no revenues;
•our ability to generate a number of potential Partnering Transaction opportunities;
•our ability to select an appropriate target business or businesses for our Partnering Transaction;
•our ability to complete a Partnering Transaction;
•our ability to continue as a going concern as we will be required to liquidate and subsequently dissolve should a Partnering Transaction not occur within the Combination Period;
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
•our ability to consummate a Partnering Transaction due to the uncertainty resulting from any national or international disputes, political instability, terrorism, war or armed hostilities (such as the ongoing conflict in Ukraine), geopolitical tensions (including between the U.S. and China), natural disasters or a significant outbreak of an infectious disease (such as the COVID-19 pandemic);
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
•our financial performance; and
•other risks and uncertainties included under “Risk Factors” in Item 1A of Part I of this report.
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

RISK FACTORS SUMMARY
We are subject to a variety of risks and uncertainties, including risks relating to our search for, and consummation of or inability to consummate, a Partnering Transaction, risks relating to the post-Partnering Transaction company, risks relating to our securities and certain general risks, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We believe that the risks described under “Risk Factors” in Item 1A of Part I of this report are material to our stockholders, but other factors not presently known to us or that we currently believe are immaterial may also adversely affect us. The following summary should not be considered an exhaustive summary of the material risks facing us, and it should be read in conjunction with the “Risk Factors” section and the other information contained in this report. Capitalized terms used in this summary shall have the meanings ascribed to such terms in Part I of this report.
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
•We may be unable to obtain additional financing, if needed, to complete our Partnering Transaction or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Partnering Transaction.
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
•We have overlapping directors and management with multiple entities, each of which may lead to conflicting interests. Additionally, certain of our officers and directors have, and in the future may have, additional fiduciary or contractual obligations to one or more other entities, including, in certain cases, to Post, which may lead to additional conflicting interests.
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
•We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.
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
•As there are many special purpose acquisition companies evaluating targets, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our Partnering Transaction and could even result in our inability to find a target or to consummate a Partnering Transaction.
•Our search for a Partnering Transaction, and any target business with which we ultimately consummate a Partnering Transaction, may be materially adversely affected by public health crises, including the COVID-19 pandemic, and other events.
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
•If the net proceeds of our IPO and the Private Placement not being held in the Trust Account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our Partnering Transaction and we will depend on loans from our Sponsor or management team to fund our search, to pay our taxes and to complete our Partnering Transaction. If we are unable to obtain such loans, we may be unable to complete our Partnering Transaction.
•Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.
•If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by our Public Stockholders may be less than $10.00 per Public Share.
•If we have not completed our Partnering Transaction within the Combination Period or during any subsequent Extension Period, our Public Stockholders may be forced to wait beyond such period before redemption from our Trust Account.
•Resources could be wasted in researching potential Partnering Transactions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our Partnering Transaction, our Public Stockholders may receive only approximately $10.00 per Public Share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless.

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

Post and our Sponsor
Our Sponsor is a wholly-owned subsidiary of Post Holdings, Inc. (“Post”), a consumer packaged goods (“CPG”) holding company with a long history of value creation via strategic corporate actions and efficient capital allocation. Today, Post operates as a holding company for four distinct, wholly-owned businesses, including Post Consumer Brands, Weetabix, Foodservice and Refrigerated Retail. Post also participates in the private brand food category through its ownership in 8th Avenue Food & Provisions, Inc. (“8th Avenue”). Post is familiar with operating as a public company with a complex organizational structure, and its operating model with its existing subsidiaries is similar to the expected relationship with our ultimate target business, making Post uniquely qualified to sponsor our business.
Each of Post’s four businesses has its own management and operating structure, while capital allocation and mergers and acquisitions (“M&A”) are centrally-managed by Post. The subsidiary businesses are unified, but not operationally integrated, by select shared services across the portfolio related to food safety, regulatory and compliance oversight; treasury; finance; investor relations; tax; select information technology; human resources; and corporate legal. Decentralization allows each business to flexibly and quickly respond to market movements and enables them to be separated in the future without significant disintegration effects or stranded costs.
Stemming from its own strategic principles, Post could provide the following support to our ultimate target business:
•Consumer products industry expertise and relationships. Post’s management team has a collective 100+ years of industry experience in consumer products. Robert V. Vitale, our President and Chief Investment Officer and the president, chief executive officer and a board member of Post, additionally serves on the board of directors of Energizer Holdings, Inc., a publicly-traded company operating in the household products category, and as executive chairman of BellRing Brands, Inc., a publicly-traded former subsidiary of Post operating in the global convenient nutrition category. The management team’s relationships with business managers and operators across all corporate functions, as well as among the financial communities that invest in CPG businesses, provide the target candidate access to best-in-class leadership and strategic acumen.
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
•Capitalization formation and ongoing balance sheet management. Post provides treasury services to its business units and its current and former affiliate investments under master services agreements, so an extension of its guidance to our business is a natural step to leverage its expertise. Post takes a thoughtful, appropriately aggressive and proactive approach to balance sheet management, having flexed up and down leverage for acquisitions since its spin-off from Ralcorp Holdings, Inc. in 2012.
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
Our Competitive Strengths
The sourcing, valuation, diligence and execution capabilities of our management team and Post provide us with a significant pipeline of opportunities from which to evaluate and select a business that will benefit from our expertise. Our competitive strengths include the following core principles by which we govern ourselves:
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
•Committed co-investment capital. Post, through our Sponsor, has committed to co-investing alongside public market investors, as evidenced by its purchase of $40,000,000 of Units in our IPO, its purchase of $10,900,000 of Private Placement Units in our Private Placement and its agreement to purchase, at our election, up to $100,000,000 of Forward Purchase Units upon consummation of our Partnering Transaction. We believe that our committed capital in conjunction with our aligned economic interests will allow us to enter into a Partnering Transaction with a high quality company.
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
We are not prohibited from pursuing a Partnering Transaction with a business that is owned by our Sponsor or by Post, 8th Avenue, BellRing Brands, Inc., Lewis & Clark Partners or any of their subsidiaries or any other entities with an executive management team that may from time to time include one or more members of our management team (collectively, “Related Companies”), or making the acquisition through a joint venture or other form of shared ownership with any of them. In the event we seek to complete our Partnering Transaction with a target that is owned by one of the Related Companies, a committee of our independent and disinterested directors will obtain an opinion from an independent investment banking firm or another accounting, valuation or appraisal firm that such Partnering Transaction is fair to our Company from a financial point of view. However, we are not required to obtain such an opinion in any other context.
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
Sourcing of Potential Partnering Transaction Targets
We believe our management team’s significant transaction experience and industry relationships with companies will continue to provide us with a number of potential Partnering Transaction targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships. This network has grown through the activities of our management team sourcing, acquiring, financing and selling businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.
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
Financial Position
As of December 31, 2022, we had $348,832,704 in the Trust Account that we may use to complete our Partnering Transaction, excluding payment of $10,675,000 of deferred underwriting commissions payable upon consummation of our Partnering Transaction. With the funds available in the Trust Account and up to $100,000,000 that may be received pursuant to the Forward Purchase Agreement, we offer a target business a variety of options, such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our Partnering Transaction using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.
Effecting our Partnering Transaction
We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our Partnering Transaction using cash from the proceeds of our IPO, the Private Placement and the sale of the Forward Purchase Units, our capital stock, debt or a combination of these as the consideration to be paid in our Partnering Transaction. We may seek to complete our Partnering Transaction with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.
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
Permitted Purchases and other Transactions with respect to our Securities
In the event we seek stockholder approval of our Partnering Transaction and we do not conduct redemptions in connection with our Partnering Transaction pursuant to the tender offer rules, our Sponsor, directors, officers or advisors or any of the Related Companies and their directors, officers or advisors may purchase Public Shares or Public Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our Partnering Transaction. There is no limit on the number of securities such persons may purchase. Additionally, at any time at or prior to our Partnering Transaction, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsor, directors, officers or advisors or any of the Related Companies or their directors, officers or advisors may enter into transactions with investors and others to provide them with incentives to acquire Public Shares, vote their Public Shares in favor of our Partnering Transaction or not redeem their Public Shares. However, to our knowledge, they have no current commitments, plans or intentions to engage in such purchases or other transactions and have not formulated any terms or conditions for any such purchases or other transactions. None of the funds held in the Trust Account will be used to purchase Public Shares or Public Warrants in such transactions. Such persons will be subject to restrictions in making any such purchases when they are in possession of any material non-public information or if such purchases are prohibited by Regulation M under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which requires insiders to refrain from purchasing securities during certain blackout periods and when they are in possession of any material non-public information. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including, but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.
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
Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights
We may require our Public Stockholders seeking to exercise their redemption rights, whether they are record holders or hold their Public Shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the scheduled vote on the proposal to approve the Partnering Transaction in the event we distribute proxy materials, or to deliver their Public Shares to the transfer agent electronically using The Depository Trust Company’s Deposit/Withdrawal At Custodian (“DWAC”) System, rather than simply voting against the Partnering Transaction at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to our Public Stockholders in connection with our Partnering Transaction will indicate whether we are requiring Public Stockholders to satisfy such delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its Public Shares. Accordingly, a Public Stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the scheduled vote on the Partnering Transaction if we distribute proxy materials, as applicable, to tender its Public Shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a stockholder vote, a final proxy statement would be mailed to Public Stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their Public Shares.
There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through The Depository Trust Company’s DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.
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
We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $869,805 of proceeds held outside of the Trust Account (as of December 31, 2022), although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.
If we were to expend all of the net proceeds of our IPO and the Private Placement, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account and any tax payments or expenses for the dissolution of the trust, the per-share redemption amount received by stockholders upon our dissolution would be $10.00. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our Public Stockholders. The actual per-share redemption amount received by stockholders may be substantially less than $10.00. See “Risks Relating to Our Search for, and Consummation of or Inability to Consummate, a Partnering Transaction — If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by our Public Stockholders may be less than $10.00 per Public Share” in Item 1A of Part I of this report and other risk factors described below. Under Section 281(b) of the General Corporation Law of the State of Delaware (the “DGCL”), our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we may not have funds sufficient to pay or provide for all creditors’ claims.
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
We will continue to seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by continuing to endeavor to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. As of December 31, 2022, we had access to up to approximately $875,000 from the proceeds of the IPO and the Private Placement with which to pay any such potential claims (including costs and expenses incurred in connection with any liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our Trust Account could be liable for claims made by creditors.
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
If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, we may not be able to return $10.00 per Public Share to our Public Stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our Company to claims of punitive damages, by paying Public Stockholders from the Trust Account prior to addressing the claims of creditors. Claims may be brought against us for these reasons. See “Risks Relating to Our Search for, and Consummation of or Inability to Consummate, a Partnering Transaction —If, after we distribute the proceeds in the Trust Account to our Public Stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages” in Item 1A of Part I of this report.
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
Competition
We expect to continue to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources are relatively limited when contrasted with those of many of these competitors. Furthermore, our high vote capital structure differs from the typical capital structure of many other special purpose acquisition company competitors and may make us less attractive to an acquisition target or may make an acquisition more costly to complete. While we believe there are numerous target businesses we could potentially acquire with the net proceeds from our IPO, the Private Placement and the sale of the Forward Purchase Units, our ability to compete with respect to the acquisition of certain target businesses that are sizable is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, our obligation to pay cash in connection with our Public Stockholders who properly exercise their redemption rights may reduce the resources available to us for our Partnering Transaction and our outstanding Warrants, and the future dilution they potentially represent, may not be viewed favorably by target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating and completing a Partnering Transaction.
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
We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022, as required by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirements on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.
Prior to the date of this report, we filed a Registration Statement on Form 8-A with the SEC to voluntarily register our Units, our Public Shares and our Public Warrants under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the completion of our Partnering Transaction.
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
We may not hold a stockholder vote to approve our Partnering Transaction unless the Partnering Transaction would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other reasons. For example, the NYSE rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares of common stock to a target business as consideration in any Partnering Transaction. Therefore, if we were structuring a Partnering Transaction that required us to issue more than 20% of our outstanding shares of common stock, we would seek stockholder approval of such Partnering Transaction. However, except as required by Delaware law or stock exchange rule, the decision as to whether we will seek stockholder approval of a proposed Partnering Transaction or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction. Accordingly, we may consummate our Partnering Transaction even if holders of a majority of our outstanding Public Shares, or if holders of a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote, do not approve of the Partnering Transaction we consummate. See “Stockholders May Not Have the Ability to Approve our Partnering Transaction” in Item 1 of Part I of this report for additional information.
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
Our Sponsor, executive officers and directors have agreed (and their permitted transferees will agree) to vote our common stock held by them, if any, in favor of our Partnering Transaction. As a result, in addition to our Sponsor’s Founder Shares, Private Placement Shares and Public Shares, we would need 8,392,501, or 27.5% (assuming all outstanding shares are voted), or none (assuming only the minimum number of shares representing a quorum are voted), of the 30,500,000 Public Shares sold in our IPO to investors other than our Sponsor to be voted in favor of a Partnering Transaction in order to have such Partnering Transaction approved. We expect that our Sponsor and its permitted transferees will own approximately 31% of our outstanding shares of common stock (including the Private Placement Shares underlying the Private Placement Units and the Public Shares underlying the Affiliated Units) at the time of any such stockholder vote. Accordingly, if we seek stockholder approval of our Partnering Transaction, it is more likely that the necessary stockholder approval will be received than would be the case if our Sponsor agreed to vote its shares of our common stock in accordance with the majority of the votes cast by our Public Stockholders. In addition, Post and our Sponsor may, but are not required to, provide incremental funding to us in connection with our Partnering Transaction by purchasing additional shares of Series B common stock at a purchase price of $10.00 per share, which shares will also be sold in a private placement substantially concurrently with the consummation of our Partnering Transaction.
We may be unable to obtain additional financing, if needed, to complete our Partnering Transaction or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Partnering Transaction.
Although we believe that the net proceeds of our IPO, the Private Placement and the sale of the Forward Purchase Units will be sufficient to allow us to complete our Partnering Transaction, because we have not yet selected any target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our IPO, the Private Placement and the sale of the Forward Purchase Units prove to be insufficient, either because of the size of our Partnering Transaction, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our Partnering Transaction or the terms of negotiated transactions to purchase shares in connection with our Partnering Transaction, we may be required to seek additional financing or to abandon the proposed Partnering Transaction. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our Partnering Transaction, we would be compelled to either restructure the transaction or abandon that particular Partnering Transaction and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our Partnering Transaction, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. Other than in connection with the Forward Purchase Agreement, none of our officers, directors or stockholders is required to provide any financing to us in connection with or after our Partnering Transaction. If we are unable to complete our Partnering Transaction, our Public Stockholders may receive only approximately $10.00 per Public Share, or less in certain circumstances, on the liquidation of our Trust Account, and our Warrants will expire worthless.
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
We have overlapping directors and management with multiple entities, each of which may lead to conflicting interests. Additionally, certain of our officers and directors have, and in the future may have, additional fiduciary or contractual obligations to one or more other entities, including, in certain cases, to Post, which may lead to additional conflicting interests.
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
As described under “Conflicts of Interest” in Item 10 of Part III of this report, each of our officers and directors has, and any of them in the future may have, additional fiduciary or contractual obligations to one or more other entities pursuant to which such officer or director may be required to present a Partnering Transaction opportunity to such entities before he or she presents such opportunity to us. Also, none of Post, our Sponsor or any of our directors or officers is prohibited from sponsoring, investing in or otherwise becoming involved with any other blank check companies, including in connection with their partnering transactions. Accordingly, if any of our officers or directors becomes aware of a Partnering Transaction opportunity to which he or she has then-current fiduciary or contractual obligations to present such opportunity to another entity, including, in certain cases, to Post, he or she may only present such opportunity to us if such other entity, including, in certain cases, Post, rejects the opportunity. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company, such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and such person has no fiduciary or contractual obligation to present the opportunity to any other person or entity, including, in certain cases, to Post. Additionally, none of Post, our Sponsor or any other entity currently has any obligation or duty to provide us with any potential Partnering Transaction opportunity.
One or more of the Related Companies may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunities, we may be precluded from procuring such opportunities. In addition, investment ideas generated within Post may be suitable for both us and for one or more other entities and may be directed to such entity rather than to us.
Post is a consumer packaged goods holding company with businesses operating in the center-of-the-store, refrigerated, foodservice and food ingredient categories. Post also participates in the private brand food category. Conflicts may arise from Post’s indirect ownership of our Company, as well as from actions undertaken by any of its subsidiaries. Post and its subsidiaries may compete with us for acquisition opportunities that fall within Post’s investment objectives or strategies. A decision by Post to pursue an opportunity would preclude us from pursuing it and could have a negative impact on our ability to complete our Partnering Transaction. Additionally, Post may take commercial steps which may have an adverse effect on us, including with respect to any target we acquire in the Partnering Transaction.
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
In addition, certain of our officers and directors are employed by or otherwise provide services to Post or other companies that may make investments in, or operate in, industries we may target for our Partnering Transaction. Our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our Partnering Transaction. For a complete discussion of our officers’ and directors’ other business affairs, see “Conflicts of Interest” in Item 10 of Part III this report.
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
We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.
As of December 31, 2022, less than twelve months remained in the Combination Period in which we have to complete a Partnering Transaction. We believe that we have sufficient working capital and borrowing capacity from our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors, to meet our liquidity needs through the Combination Period. However, it is uncertain that we will be able to complete a Partnering Transaction by the end of the Combination Period, and if a Partnering Transaction is not completed by the end of the Combination Period, there will be a mandatory liquidation and subsequent dissolution of the Company. We have determined that the liquidity condition and mandatory liquidation, should a Partnering Transaction not occur, and potential subsequent dissolution raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to consummate a Partnering Transaction or our inability to continue as a going concern.
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
Our Sponsor agreed that we must complete our Partnering Transaction within the Combination Period. We may not be able to find a suitable target business and complete our Partnering Transaction within such time period. Our ability to complete our Partnering Transaction may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including as a result of national or international disputes, political instability, terrorism, war or armed hostilities (such as the ongoing conflict in Ukraine), geopolitical tensions (including between the U.S. and China), natural disasters or a significant outbreak of an infectious disease. For example, the Coronavirus Disease 2019 (“COVID-19”) pandemic has persisted both in the U.S. and globally and, while the extent of the impact of the pandemic on us will depend on future developments, it could limit our ability to complete our Partnering Transaction, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic and other events (such as national or international disputes, political instability, terrorism, war or armed hostilities (such as the ongoing conflict in Ukraine), geopolitical tensions (including between the U.S. and China), natural disasters or a significant outbreak of an infectious disease) may negatively impact businesses we may seek to acquire. It may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.
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
As there are many special purpose acquisition companies evaluating targets, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our Partnering Transaction and could even result in our inability to find a target or to consummate a Partnering Transaction.
In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into a partnering transaction, and there are still many special purpose acquisition companies seeking targets for their partnering transaction, as well as some such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate a Partnering Transaction.
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
Our search for a Partnering Transaction, and any target business with which we ultimately consummate a Partnering Transaction, may be materially adversely affected by public health crises, including the COVID-19 pandemic, and other events.
The COVID-19 pandemic has resulted in, and other infectious diseases could result in, a widespread health crisis that adversely affects the economies and financial markets worldwide, and the business of any potential target business with which we consummate a Partnering Transaction could be, or may already have been, materially and adversely affected. Furthermore, we may be unable to complete a Partnering Transaction if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts, or another public health crisis could impact, our search for a target business and our ability to successfully consummate a Partnering Transaction will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of new variants of COVID-19 and the continued actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global or regional concern (such as national or international disputes, political instability, terrorism, war or armed hostilities (such as the ongoing conflict in Ukraine), geopolitical tensions (including between the U.S. and China), natural disasters or a significant outbreak of a different infectious disease) continue for an extensive period of time, our ability to consummate a Partnering Transaction, or the operations of a target business with which we ultimately consummate a Partnering Transaction, may be adversely affected in a material way.
In addition, our ability to consummate a Partnering Transaction may be dependent on our ability to raise equity and debt financing which may be impacted by the COVID-19 pandemic, other public health crises, national or international disputes, political instability, terrorism, war or armed hostilities (such as the ongoing conflict in Ukraine), geopolitical tensions (including between the U.S. and China), natural disasters or other events, including increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

Finally, the impacts of public health crises have, in the case of the COVID-19 pandemic, heightened or manifested, or may in the future heighten or manifest, many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities.
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
We have encountered, and continue to expect to encounter, competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources are relatively limited when contrasted with those of many of these competitors. Furthermore, our high vote capital structure differs from the typical capital structure of many other special purpose acquisition company competitors and may make us less attractive to an acquisition target or make an acquisition more costly to complete. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our IPO, the Private Placement and the sale of the Forward Purchase Units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, our obligation to pay cash in connection with our Public Stockholders who properly exercise their redemption rights may reduce the resources available to us for our Partnering Transaction and our outstanding Warrants, and the future dilution they potentially represent, may not be viewed favorably by target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating and completing a Partnering Transaction. If we are unable to complete our Partnering Transaction, our Public Stockholders may receive only approximately $10.00 per Public Share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless. See “If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by our Public Stockholders may be less than $10.00 per Public Share” within this “Risk Factors” section and other risk factors herein.
If the net proceeds of our IPO and the Private Placement not being held in the Trust Account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our Partnering Transaction and we will depend on loans from our Sponsor or management team to fund our search, to pay our taxes and to complete our Partnering Transaction. If we are unable to obtain such loans, we may be unable to complete our Partnering Transaction.
As of December 31, 2022, we had $869,805 available to us outside of the Trust Account to fund our working capital requirements. We also may use any interest income earned on investments held in the Trust Account to pay for our taxes. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, Post or its subsidiaries or other third parties to operate or we may be forced to liquidate. None of our Sponsor, Post or its subsidiaries is under any obligation or other duty to loan funds to, or invest in, us in such circumstances. Any such loans may be repaid only from funds held outside of the Trust Account or from funds released to us upon completion of our Partnering Transaction. Up to $2,500,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. If we are unable to complete our Partnering Transaction because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In such case, our Public Stockholders may receive only $10.00 per Public Share, or less in certain circumstances, and our Warrants will expire worthless. See “If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by our Public Stockholders may be less than $10.00 per Public Share” within this “Risk Factors” section and other risk factors herein.
Even if we conduct extensive due diligence on a target business with which we enter into a Partnering Transaction, this diligence may not identify all material issues that may be present with a particular target business, it may not be possible to uncover all material issues through a customary amount of due diligence and factors outside of the target business and outside of our control may later arise. As a result of these factors, subsequent to our completion of our Partnering Transaction, we may be forced to write-down or write-off assets, restructure our operations or incur impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause our stockholders to lose some or all of their investment. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and may not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-Partnering Transaction debt financing. Accordingly, any stockholders or Warrant holders who choose to remain stockholders or Warrant holders following our Partnering Transaction could suffer a reduction in the value of their securities. Such stockholders or Warrant holders are unlikely to have a remedy for such reduction in value.
If the funds not being held in the Trust Account are insufficient to allow us to operate for at least the duration of the Combination Period, we may be unable to complete our Partnering Transaction.
The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least the duration of the Combination Period, assuming that our Partnering Transaction is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through our IPO and potential loans from certain entities are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this report. However, those entities, including Post, are not obligated to make loans to us in the future, and we may not be able to raise additional financing from other parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time. If we are unable to complete our Partnering Transaction, our Public Stockholders may receive only approximately $10.00 per Public Share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless. See “If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by our Public Stockholders may be less than $10.00 per Public Share” within this “Risk Factors” section and other risk factors herein.
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
Since the net proceeds of our IPO and the Private Placement are intended to be used to complete a Partnering Transaction with a business that has not been selected, we may be deemed to be a “blank check” company under the U.S. securities laws. However, because we have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, Public Stockholders are not afforded the benefits or protections of those rules. Among other things, this means that we have a longer period of time to complete our Partnering Transaction than do companies subject to Rule 419. Moreover, if our IPO were subject to Rule 419, that rule would have prohibited the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of our Partnering Transaction.
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
If we seek stockholder approval of our Partnering Transaction and we do not conduct redemptions in connection with our Partnering Transaction pursuant to the tender offer rules, our Sponsor, directors, officers or advisors or any of the Related Companies or their directors, officers or advisors may purchase Public Shares or Public Warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our Partnering Transaction, although they are under no obligation or other duty to do so. Such a purchase may include a contractual acknowledgement that such Public Stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, officers or advisors or any of the Related Companies or their directors, officers or advisors purchase Public Shares in privately negotiated transactions from Public Stockholders who have already elected to exercise their redemption rights, such selling Public Stockholders would be required to revoke their prior elections to redeem their shares. The price per share paid in any such transaction may be different than the amount per share a Public Stockholder would receive if it elected to redeem its shares in connection with our Partnering Transaction. However, to our knowledge, such persons have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. The purpose of such transactions could be to increase the likelihood of closing the Partnering Transaction or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the consummation of our Partnering Transaction, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of Public Warrants or other rights could be to reduce the number of Public Warrants or other rights outstanding. Any such purchases of our securities may result in the completion of our Partnering Transaction that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. To the extent that any such securities are purchased, such public securities will not be voted as required by Tender Offers and Schedules Compliance and Disclosure Interpretations Question 166.01 promulgated by the SEC.
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
The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by Public Stockholders may be less than $10.00 per Public Share, and the financial institution in which we maintain a cash account outside of the Trust Account could fail or be taken over by the U.S. Federal Deposit Insurance Corporation (the “FDIC”), which could have a significant adverse impact on our financial condition, results of operations and cash flows.
The net proceeds of our IPO and certain proceeds from the Private Placement, in the amount of $345,000,000, are held in the Trust Account and are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the U.S. In the event that we do not complete our Partnering Transaction within the allotted time frame or make certain amendments to our amended and restated certificate of incorporation, our Public Stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our Partnering Transaction, up to $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by Public Stockholders may be less than $10.00 per Public Share.
We have a cash account outside of the Trust Account which regularly exceeds the FDIC’s coverage limit of $250,000. If the financial institution in which we maintain such cash account were to fail or be taken over by the FDIC, our ability to access such funds might be temporarily or permanently limited, and any loss incurred or lack of access to such funds could have a significant adverse impact on our financial condition, results of operations and cash flows.
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
If we have not completed our Partnering Transaction within the Combination Period, we will distribute the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), pro rata to our Public Stockholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of Public Stockholders from the Trust Account shall be effected automatically by function of our amended and restated certificate of incorporation prior to any voluntary winding up. If we are required to wind up, liquidate the Trust Account and distribute such amount therein, pro rata, to our Public Stockholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the DGCL. In that case, our Public Stockholders may be forced to wait beyond the Combination Period before the redemption proceeds of our Trust Account become available to them and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to our Public Stockholders prior to the date of our redemption or liquidation unless, prior thereto, we consummate our Partnering Transaction or amend certain provisions of our amended and restated certificate of incorporation and then only in cases where our Public Stockholders have properly sought to redeem their Public Shares. Only upon our redemption or any liquidation will Public Stockholders be entitled to distributions if we have not completed our Partnering Transaction within the required time period or do not amend certain provisions of our amended and restated certificate of incorporation prior thereto.
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
We may be subject to the 1% excise tax included in the Inflation Reduction Act of 2022, which may decrease the value of our securities following our initial Partnering Transaction, hinder our ability to consummate an initial Partnering Transaction and decrease the amount of funds available for distribution in connection with a liquidation.
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions and economically similar transactions) of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations (each, a “covered corporation”) on or after January 1, 2023. Because we are a Delaware corporation and our securities are trading on the NYSE, we are a “covered corporation” for this purpose. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased (although it may reduce the amount of cash distributable in a current or subsequent redemption). The amount of the excise tax is generally 1% of the fair market value of the shares repurchased, determined at the time of the repurchase. Corporations are permitted to net the fair market value of certain new stock issuances by such corporation against the fair market value of stock repurchases (or deemed repurchases) during the same taxable year to reduce or eliminate the amount of excise tax that would otherwise apply. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.
On December 27, 2022, the Treasury published Notice 2023-2 (the “Notice”) as interim guidance until the publication of forthcoming proposed regulations on the excise tax. Taxpayers may rely on the Notice until the issuance of such proposed regulations. The Notice provides clarification on some aspects of the application of the excise tax, including with respect to some transactions in which special purpose acquisition companies typically engage. The Notice generally provides that if a covered corporation completely liquidates and dissolves, distributions in such complete liquidation are not subject to the excise tax. The Notice also appears to exempt from the excise tax any distributions, including redemptions, made by a corporation in the same taxable year in which it completely liquidates, subject to certain exceptions. However, this interpretation is not free from doubt and the Notice could be interpreted to have a narrower application. Consequently, a substantial risk remains that any redemptions that occur prior to a distribution in complete liquidation of the Company would be subject to the excise tax, including in circumstances where we either (i) engage in a Partnering Transaction in 2023 in which we do not issue shares sufficient to offset the earlier redemptions or (ii) liquidate later in 2023.
Because the application of the excise tax is not entirely clear, any share redemption or other share repurchase that occurs in connection with a Partnering Transaction, vote to extend the time we have to consummate a Partnering Transaction beyond the Combination Period (an “Extension Vote”) or otherwise may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax will depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the excise tax, (ii) the fair market value of the redemptions treated as repurchases in connection with a Partnering Transaction, Extension Vote or otherwise, (iii) the structure of a Partnering Transaction and whether any such transaction closes, (iv) the nature and amount of any private investment in public equity or other equity issuances in connection with a Partnering Transaction (or otherwise issued not in connection with a Partnering Transaction but issued within the same taxable year of a Partnering Transaction) and (v) the content of regulations and other guidance issued by the Treasury. Because the excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could reduce the cash available to complete a Partnering Transaction or distribute in liquidation to our stockholders and inhibit our ability to complete a Partnering Transaction.
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
Our amended and restated certificate of incorporation authorizes the issuance of up to 500,000,000 shares of Series A common stock, par value $0.0001 per share, 80,000,000 shares of Series B common stock, par value $0.0001 per share, 40,000,000 shares of Series C common stock, par value $0.0001 per share, 40,000,000 shares of Series F common stock, par value $0.0001 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.0001 per share. As of March 20, 2023, there were 452,546,667 and 31,375,000 authorized but unissued shares of Series A and Series F common stock available, respectively, for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding Warrants but not upon the issuance of shares of Series B common stock upon the conversion of the shares of Series F common stock or the issuance of shares of Series A common stock upon the conversion of such shares of Series B common stock or any securities issuable pursuant to the Forward Purchase Agreement (including shares issuable upon exercise of Forward Purchase Warrants). Shares of Series F common stock will automatically convert at the time of our Partnering Transaction, or earlier at the option of the holder, into shares of Series B common stock on a one-for-one basis and following our Partnering Transaction each share of Series B common stock entitles the holder to ten votes per share. Prior to and following our Partnering Transaction, each share of Series B common stock is convertible, at the option of the holder, into one share of our Series A common stock. As of March 20, 2023, there were no shares of Series B common stock, Series C common stock or preferred stock outstanding.
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
Resources could be wasted in researching potential Partnering Transactions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our Partnering Transaction, our Public Stockholders may receive only approximately $10.00 per Public Share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless.
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
In light of the involvement of our Sponsor, officers and directors with other businesses, we may decide to acquire one or more businesses owned by our Sponsor or any of the Related Companies, or its or their officers or directors, or make the acquisition through a joint venture or other form of shared ownership with our Sponsor or any of the Related Companies, or its or their officers or directors. Any such parties may co-invest with us in the target business at the time of our Partnering Transaction, or we could raise additional proceeds to complete the acquisition by making a future issuance to any such parties, which may give rise to certain conflicts of interest. Our officers and directors also serve as officers and board members for other entities, including, without limitation, those described under “Conflicts of Interest” in Item 10 of Part III of this report. Such entities may compete with us for Partnering Transaction opportunities. Our Sponsor is not currently aware of any specific opportunities for us to complete our Partnering Transaction with any such entities, and we have not, nor has anyone on our behalf, engaged in substantive discussions, directly or indirectly, with any such entity or entities with respect to a Partnering Transaction with us. Although we are not specifically focusing on, or targeting, any transaction with any such entities, we would pursue such a transaction if we determined that such an entity met our criteria for a Partnering Transaction as set forth in “Selection of a Target Business and Structuring of our Partnering Transaction” in Item 1 of Part I of this report and such transaction was approved by a majority of our independent and disinterested directors. While we are not required to obtain an opinion regarding the fairness to our Company from a financial point of view of a Partnering Transaction with one or more domestic or international businesses owned by the Related Companies, or any of their subsidiaries, or our Sponsor, or its or their officers or directors, in the event we do not obtain such an opinion, potential conflicts of interest still may exist and, as a result, the terms of the Partnering Transaction may not be as advantageous to our Public Stockholders as they would be absent any conflicts of interest.
We may only be able to complete one Partnering Transaction with the proceeds of our IPO, the Private Placement and the sale of the Forward Purchase Units, which would cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.
The net proceeds from our IPO and certain proceeds from the Private Placement provided us with $345,000,000, and the sale of the Forward Purchase Units will provide us with up to an additional $100,000,000, that we may use to complete our Partnering Transaction (which includes $10,675,000 of deferred underwriting commissions being held in the Trust Account).
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
Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-partnering transaction activity, without approval by holders of a certain percentage of the company’s stockholders. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated certificate of incorporation provides that any of its provisions (other than amendments relating to the appointment of directors prior to our Partnering Transaction, which require the approval of holders of more than 50% of the total voting power of the outstanding shares of our common stock entitled to vote thereon as well as more than 50% of the outstanding shares of our Series F common stock) related to pre-Partnering Transaction activity (including the requirement to deposit proceeds of our IPO and the Private Placement into the Trust Account and not release such amounts except in specified circumstances and to provide redemption rights to Public Stockholders as described herein) may be amended if approved by holders of at least 66 2/3% of the total voting power of our outstanding capital stock, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least 66 2/3% of the total voting power of our outstanding capital stock. Prior to our Partnering Transaction, the affirmative vote of holders of a majority of the outstanding shares of our Series F common stock is required to approve the election of directors. Our Sponsor, who beneficially owns approximately 31% of our outstanding capital stock (including the Private Placement Shares underlying the Private Placement Units and the Public Shares underlying the Affiliated Units), may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner it chooses. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which will govern our pre-Partnering Transaction behavior more easily than some other blank check companies, and this may increase our ability to complete a Partnering Transaction with which our stockholders do not agree.
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
We issued 11,500,000 Public Warrants as part of the Units sold in our IPO and, in connection with the closing of our IPO, we issued an aggregate of 363,333 Private Placement Warrants to our Sponsor, each exercisable to purchase one share of Series A common stock at a price of $11.50 per share, subject to adjustment. We account for both the Public Warrants underlying the Units sold in our IPO and the Private Placement Warrants as derivative warrant liabilities. At each reporting period (1) the accounting treatment of the warrants is re-evaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the Public Warrants and Private Placement Warrants is remeasured and the change in the fair value of the liability recorded as other (income) expense in our statements of operations. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Series A common stock. In addition, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as derivative warrant liabilities, which may make it more difficult for us to consummate a Partnering Transaction with a target business.
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
Section 404 of the Sarbanes-Oxley Act requires that we now evaluate and report on our system of internal controls beginning in this Annual Report on Form 10-K. As we have not been deemed to be a large accelerated filer or an accelerated filer, and we continue to qualify as an emerging growth company, we are not required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our Partnering Transaction may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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
•cultural and language differences;
•employment regulations;
•crime, strikes, riots, civil disturbances, terrorist attacks, wars and armed hostilities (including the ongoing conflict in Ukraine) and natural disasters;
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
Following our Partnering Transaction, we expect our authorized capital stock will consist of Series A common stock, entitling the holder to one vote per share, Series B common stock, entitling the holder to ten votes per share, and Series C common stock, the holder of which will not be entitled to any voting powers except to the extent required by Delaware law. Following our Partnering Transaction, we anticipate the holders of Series A common stock and Series B common stock will generally vote together as a single class on matters presented for a stockholder vote, except as required by Delaware law or stock exchange rule. In connection with our Partnering Transaction (or earlier at our Sponsor’s election), the outstanding shares of Series F common stock held by our Sponsor will be converted on a one-for-one basis into shares of Series B common stock, and we have agreed to issue to our Sponsor up to 10,000,000 Forward Purchase Units consisting of one share of Series B common stock and one-third of a Forward Purchase Warrant. The high-vote nature of our Series B common stock differs from the typical capital structure of many other special purpose acquisition companies and will significantly dilute the voting power of our Public Stockholders following our Partnering Transaction. Assuming that the 10,000,000 Forward Purchase Units to be issued to our Sponsor pursuant to the Forward Purchase Agreement are the only additional equity securities issued in connection with our Partnering Transaction and that our Sponsor, or an affiliate of our Sponsor, does not purchase any additional Units, our Sponsor is expected to hold approximately 44% of the outstanding shares of our common stock representing approximately 86% of the outstanding voting power of our outstanding common stock immediately following the closing of our Partnering Transaction. We anticipate that our Sponsor’s voting power and equity ownership may be substantially diluted in connection with our Partnering Transaction, either from the issuance of new shares of common stock in exchange for the capital stock of the target, the issuance of our capital stock to third party investors providing additional funding to our Company in connection with the Partnering Transaction, or both. Until such time, our Sponsor and Post would have the ability to exercise control over our affairs, policies and operations, such as the appointment of management, the issuance of additional shares of our common stock or other securities, the payment of dividends on our common stock, the incurrence of debt by us and over matters requiring stockholder approval, including the election of directors, amendments of our organizational documents and any change of control of our Company. Our Sponsor may have interests that differ from those of our other stockholders and may vote in a way with which our other stockholders disagree and which may be adverse to our other stockholders’ interests.
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
The holding of low-voting stock, such as our Series A common stock, or if it is issued in the future, our non-voting Series C common stock, may not be permitted by the investment policies of certain institutional investors or may be less attractive to the portfolio managers of certain institutional investors. In addition, in July 2017, FTSE Russell and Standard & Poor’s (“S&P”) announced that they would cease to allow most newly public companies utilizing dual- or multi-class capital structures to be included in their indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400 and S&P SmallCap 600, which together make up the S&P Composite 1500. Our multi-class capital structure may make us ineligible for inclusion in any of these and certain other indices following our Partnering Transaction, and as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track these indices would not invest in our stock. These policies may depress our valuation compared to those of other similar companies that are included in such indices.
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
Our Warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that (a) the terms of the Warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correcting any mistake or defective provision or (ii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not materially adversely affect the rights of the registered holders of the Warrants and (b) all other modifications or amendments require the vote or written consent of holders of at least 50% of the then outstanding Public Warrants; provided that any amendment that solely affects the terms of the Private Placement Warrants or Forward Purchase Warrants or any provision of the warrant agreement solely with respect to the Private Placement Warrants or Forward Purchase Warrants will also require the vote or written consent of holders of at least 50% of the then outstanding Private Placement Warrants or Forward Purchase Warrants, respectively. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of holders of at least 50% of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Public Warrants, convert the Public Warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a Public Warrant.
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
The price of our securities may vary significantly due to one or more potential Partnering Transactions and general market or economic conditions, including as a result of national or international disputes, political instability, terrorism, war or armed hostilities (such as the ongoing conflict in Ukraine), geopolitical tensions (including between the U.S. and China), natural disasters, a significant outbreak of an infectious disease (such as the COVID-19 pandemic) and other events. Furthermore, an active trading market for our securities after our Partnering Transaction may never develop or, if developed, it may not be sustained. Our stockholders may be unable to sell their securities unless a market can be established and sustained.
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
We have adopted certain provisions in our amended and restated certificate of incorporation and our amended and restated bylaws that we intend to retain following the Partnering Transaction that may discourage, delay or prevent a change in control of our Company that a stockholder may consider favorable. These provisions include:
•authorizing a capital structure with multiple series of common stock, including Series A common stock that entitles the holder to one vote per share, Series B common stock that entitles the holder to initially one vote per share or, following our Partnering Transaction, ten votes per share, Series C common stock that, except as otherwise required by applicable law, entitles the holder to no voting rights and Series F common stock that, prior to the completion of our Partnering Transaction, are the only shares entitled to vote on the election of directors;
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
Holders
As of March 20, 2023, there was (i) one holder of record of our Units, (ii) one holder of record of our Public Shares, (iii) one holder of record of our Public Warrants, (iv) one holder of record of the units we issued in private placements that closed simultaneously with the closing of our initial public offering and the underwriters’ exercise in full of their over-allotment option (the “Private Placement Units”), including shares of our Series A common stock and warrants underlying such Private Placement Units and (v) one holder of record of our Series F common stock. As of March 20, 2023, there were no holders of record of our Series B common stock or Series C common stock.
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
Securities Authorized for Issuance under Equity Compensation Plans
None.

Performance Graph
The graph below compares the cumulative total return for our Public Shares from July 16, 2021 (the day on which our Public Shares began trading) through December 31, 2022 with the comparable cumulative return of three indices: the S&P 500 Index (“S&P 500”), Nasdaq and the Dow Jones Industrial Average Index (“DJIA”). The graph assumes $100 invested on July 16, 2021 in each of our Public Shares and the three indices presented. The stock price performance included in the graph below is not necessarily indicative of future stock performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
Among PHPC Public Shares, the S&P 500, Nasdaq and the DJIA

110.00
100.00
90.00
80.00
70.00
Jul 16, 2021
Sep 30, 2021
Dec 31, 2021
Mar 31, 2022
Jun 30, 2022
Sep 30, 2022
Dec 31, 2022
PHPC Public Shares
S&P 500
Nasdaq
DJIA

Performance Graph Data

	PHPC Public Shares ($)	S&P 500 ($)	Nasdaq ($)	DJIA ($)
7/16/2021	100.00	100.00	100.00	100.00
9/30/2021	97.87	99.83	100.30	97.97
12/31/2021	99.49	110.83	108.79	105.68
3/31/2022	99.29	105.73	99.06	101.34
6/30/2022	98.48	88.70	77.00	90.42
9/30/2022	98.38	84.37	73.99	84.84
12/31/2022	100.81	90.74	73.42	98.43
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings
None.
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
Our Sponsor, executive officers and directors agreed not to propose an amendment to our amended and restated certificate of incorporation that would modify the substance or timing of our obligation to provide holders of our Public Shares the right to have their shares redeemed in connection with a Partnering Transaction or to redeem 100% of our Public Shares if we do not complete a Partnering Transaction within 24 months from the closing of our IPO, or May 28, 2023, or 27 months, or August 28, 2023, following an agreement in principle event, which means we have executed a letter of intent, agreement in principle or definitive agreement for a Partnering Transaction within 24 months from the closing of the IPO but have not completed the Partnering Transaction within such 24-month period (such 24-month or 27-month period, the “Combination Period”) or with respect to any other provision relating to the rights of holders of Public Shares (the “Public Stockholders”), unless we provide the Public Stockholders with the opportunity to redeem their shares of Series A common stock in conjunction with any such amendment.
We expect to continue to incur significant costs in the pursuit of a Partnering Transaction. We cannot assure you that our plans to complete a Partnering Transaction will be successful.

RESULTS OF OPERATIONS
As of December 31, 2022, we had not commenced any operations. All activity for the period from January 27, 2021 (inception) through December 31, 2022 relates to our formation and IPO, and from the IPO date relates to our search for potential target businesses. We will not generate any operating revenue until after the completion of our Partnering Transaction, at the earliest. We incur general and administrative expenses through operating as a blank check company. We generate other income in the form of interest income earned on our investments held in trust, and non-operating unrealized gains related to derivative instruments initially recorded at the IPO date. The year ended December 31, 2021 represents the period beginning January 27, 2021, the inception date of the Company, and ending December 31, 2021.
We had net earnings of $11,892,175 and $7,488,319 for the years ended December 31, 2022 and 2021, respectively. Income from investments held in trust increased to $5,051,052 in the year ended December 31, 2022 from $13,507 in the prior year, driven by rising interest rates during fiscal 2022. General and administrative expenses, which include professional fees, IPO-related costs associated with derivative warrant liabilities, franchise taxes and fees related to the services agreement with Post Holdings, Inc. (“Post”), decreased to $1,825,290 in the year ended December 31, 2022 from $2,232,588 in the prior year, primarily due to higher IPO-related costs in fiscal 2021. Gains on derivative warrant liabilities decreased to $9,138,399 in the year ended December 31, 2022 from $9,707,400 in the prior year due to changes in the fair value of our derivative warrant liabilities. Additionally, we incurred income tax expense of $471,986 during the year ended December 31, 2022 primarily due to increased interest income in fiscal 2022.
LIQUIDITY AND CAPITAL RESOURCES
Our liquidity needs prior to the closing of the IPO were satisfied through a payment of $25,000 from the Sponsor to purchase 11,500,000 shares of Series F common stock, $0.0001 par value per share (the “Founder Shares”) and the loan of $213,424 from the Sponsor under an unsecured promissory note, which was repaid in full on May 28, 2021. On April 8, 2021, the Sponsor surrendered 2,875,000 Founder Shares to the Company for no consideration resulting in an aggregate of 8,625,000 Founder Shares outstanding. Subsequent to the closing of the IPO, our liquidity has been satisfied through the proceeds from the IPO and Private Placement not held in the Trust Account. As of December 31, 2022, we had $869,805 in our operating bank account. In addition, in order to finance transaction costs in connection with a Partnering Transaction, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors, may, but are not obligated to, provide us with working capital loans. As of December 31, 2022, there were no amounts outstanding under any working capital loans.
Based on the foregoing, we believe that we will have sufficient cash on hand and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors, to meet our needs through the Combination Period in which we have to complete a Partnering Transaction, which is less than twelve months as of December 31, 2022. Over this time period, we will use these funds for paying any existing accounts payable, identifying and evaluating prospective Partnering Transaction candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Partnering Transaction. Additionally, interest income earned on investments held in trust can be used by us to pay for taxes and up to $100,000 of dissolution expenses in the event a Partnering Transaction is not completed.
We do not have any long-term debt obligations, finance lease obligations, operating lease obligations or purchase obligations.
On May 28, 2021, we entered into a services agreement that provided that, commencing on the date that our securities were first listed on the NYSE through the earlier of consummation of the Partnering Transaction and our liquidation, we would pay Post $40,000 per month for office space and administrative and support services provided to members of our management team.
The underwriters are entitled to underwriting discounts and commissions of $16,775,000, of which $6,100,000 was paid at the closing of the IPO and $10,675,000 was deferred. The deferred underwriting commissions will be paid to the underwriters solely in the event that the Company completes a Partnering Transaction subject to the terms of the underwriting agreement.
As of December 31, 2022, less than twelve months remained in the Combination Period in which we had to complete a Partnering Transaction. We evaluated our ability to continue as a going concern in accordance with Accounting Standards Codification (“ASC”) Topic 205-30, “Liquidation Basis of Accounting.” We believe that we have sufficient cash on hand and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors, to meet our liquidity needs through the Combination Period. It is uncertain that we will be able to complete a Partnering Transaction by the end of the Combination Period, and if a Partnering Transaction is not completed by the end of the Combination Period, there will be a mandatory liquidation and subsequent dissolution of the Company (see Note 1 within “Notes to Financial Statements” for information on the liquidating distributions from the Trust Account to holders of the Public Shares upon dissolution). We have determined that the liquidity condition and mandatory liquidation, should a Partnering Transaction not occur, and potential subsequent dissolution, raises substantial doubt about our ability to continue as a going concern. As of December 31, 2022, no adjustments had been made to the carrying amounts of assets or liabilities that might be necessary should we be required to liquidate at the end of the Combination Period.
CRITICAL ACCOUNTING ESTIMATES
The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the years reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates:
Derivative Financial Instruments
We account for our warrants in accordance with the guidance in ASC Topic 815, “Derivatives and Hedging,” under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify our warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. The Public Warrants were initially measured at fair value using a Monte Carlo simulation at their original issuance and subsequently measured using their quoted market price once they became actively traded on the NYSE during the third quarter of fiscal 2021. The fair value of the Private Placement Warrants was determined using a Black-Scholes Option Pricing Model using observable and unobservable market data as the significant inputs (risk free rate, dividend yield and volatility).
Inherent in the Black-Scholes Option Pricing Model, utilized to measure the fair value of the Private Placement Warrants, are assumptions related to expected trading price volatility, expected life, risk-free interest rate and dividend yield. We estimate the volatility of our Private Placement Warrants based on implied volatility from the traded Public Warrant price. The primary significant unobservable input used in the fair value measurements was implied volatility. As of December 31, 2022, a hypothetical 10% change in implied volatility in isolation would have changed the fair value measurement of the Company’s Private Placement Warrants by an immaterial amount. The risk-free interest rate is based on the U.S. treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the Private Placement Warrants. The expected life of the Private Placement Warrants is assumed to be equivalent to their remaining contractual term. We anticipate the dividend rate will remain at zero.
RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS
See Note 3 within “Notes to Financial Statements” for a discussion regarding recently issued and adopted accounting standards.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
As of both December 31, 2022 and 2021, we were not subject to any market or interest rate risk. The net proceeds of the IPO and Private Placement held in the Trust Account are invested in U.S. treasury securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. treasury securities, or a combination thereof. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
(a)The fiscal year ended December 31, 2021 represents the period beginning January 27, 2021, the inception date of Post Holdings Partnering Corporation, and ending December 31, 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Post Holdings Partnering Corporation
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Post Holdings Partnering Corporation (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2022 and the period from January 27, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and the period from January 27, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by May 28, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2021.

New York, New York
March 23, 2023
PCAOB ID 100

POST HOLDINGS PARTNERING CORPORATION
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021 (a)
General and administrative expenses	$1,825,290	$2,232,588
Operating Loss	(1,825,290)	(2,232,588)
Other income:
Gain on derivative warrant liabilities	(9,138,399)	(9,707,400)
Income from investments held in trust	(5,051,052)	(13,507)
Earnings before Income Taxes	12,364,161	7,488,319
Income tax expense	471,986	—
Net Earnings	$11,892,175	$7,488,319

Basic and Diluted Net Earnings (Loss) Per Share:
Redeemable Series A common stock	$0.24	$0.58
Non-redeemable Series A and Series F common stock	$0.37	$(0.44)

Basic and Diluted Weighted-Average Shares Outstanding:
Redeemable Series A common stock	34,500,000	20,398,352
Non-redeemable Series A and Series F common stock	9,715,000	10,044,368
(a)The year ended December 31, 2021 represents the period beginning January 27, 2021, the inception date of Post Holdings Partnering Corporation, and ending December 31, 2021.
See accompanying Notes to Financial Statements.

POST HOLDINGS PARTNERING CORPORATION
BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Current Assets
Cash	$869,805	$2,444,148
Prepaid expenses	174,974	379,443
Current investments held in trust account	348,832,704	—
Total Current Assets	349,877,483	2,823,591
Deferred tax assets	658,744	—
Investments held in trust account	—	345,013,507
Total Assets	$350,536,227	$347,837,098

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	—	142,290
Franchise tax payable	52,528	185,753
Income tax payable	230,730	—
Accrued expenses	59,228	69,090
Current deferred underwriting commissions in connection with initial public offering	10,675,000	—
Total Current Liabilities	11,017,486	397,133
Derivative warrant liabilities	949,067	10,087,466
Deferred underwriting commissions in connection with initial public offering	—	10,675,000
Total Liabilities	11,966,553	21,159,599

Commitments and Contingencies (See Note 7)

Series A common stock, $0.0001 par value; 34,500,000 shares issued and outstanding subject to possible redemption at approximately $10.10 and $10.00 per share, respectively	348,549,446	345,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding in each year	—	—
Series A common stock, $0.0001 par value; 500,000,000 shares authorized; 1,090,000 shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption) in each year	109	109
Series B common stock, $0.0001 par value; 80,000,000 shares authorized; none issued and outstanding in each year	—	—
Series C common stock, $0.0001 par value; 40,000,000 shares authorized; none issued and outstanding in each year	—	—
Series F common stock, $0.0001 par value; 40,000,000 shares authorized; 8,625,000 shares issued and outstanding in each year	863	863
Accumulated deficit	(9,980,744)	(18,323,473)
Total Stockholders’ Deficit	(9,979,772)	(18,322,501)
Total Liabilities and Stockholders’ Deficit	$350,536,227	$347,837,098
See accompanying Notes to Financial Statements.

POST HOLDINGS PARTNERING CORPORATION
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021 (a)
Cash Flows from Operating Activities
Net earnings	$11,892,175	$7,488,319
Adjustments to reconcile net earnings to net cash used in operating activities:
General and administrative expenses paid by PHPC Sponsor, LLC under promissory note	—	5,063
Gain on derivative warrant liabilities	(9,138,399)	(9,707,400)
Offering costs expensed associated with derivative warrant liabilities	—	946,906
Income from investments held in trust	(5,051,052)	(13,507)
Deferred tax assets, net of allowance	(658,744)	—
Cash withdrawn from trust account to pay taxes	1,231,855	—
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	204,469	(379,443)
(Decrease) increase in accounts payable	(57,290)	57,290
(Decrease) increase in franchise tax payable	(133,225)	185,753
Increase in income tax payable	230,730	—
(Decrease) increase in accrued expenses	(9,862)	69,090
Net Cash Used in Operating Activities	(1,489,343)	(1,347,929)

Cash Flows from Investing Activities
Proceeds deposited in trust account	—	(345,000,000)
Net Cash Used in Investing Activities	—	(345,000,000)

Cash Flows from Financing Activities
Repayment of promissory note	—	(213,424)
Proceeds from issuance of common stock in initial public offering	—	345,000,000
Proceeds from issuance of common stock in private placement	—	10,900,000
Payment of offering costs	(85,000)	(6,894,499)
Net Cash (Used in) Provided by Financing Activities	(85,000)	348,792,077

Net (Decrease) Increase in Cash	(1,574,343)	2,444,148
Cash, Beginning of Year	2,444,148	—
Cash, End of Year	$869,805	$2,444,148

Supplemental information:
Cash paid for franchise taxes	$331,855	$—
Cash paid for income taxes	$900,000	$—
Supplemental non-cash information:
Offering costs paid by PHPC Sponsor, LLC for issuance of Series F common stock	$—	$25,000
Offering costs included in accrued expenses	$—	$85,000
Offering costs paid by PHPC Sponsor, LLC under promissory note	$—	$208,361
Deferred underwriting commissions in connection with the initial public offering	$—	$10,675,000
(a)The year ended December 31, 2021 represents the period beginning January 27, 2021, the inception date of Post Holdings Partnering Corporation, and ending December 31, 2021.
 See accompanying Notes to Financial Statements.

POST HOLDINGS PARTNERING CORPORATION
STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred stock		Series A common stock		Series B common stock		Series C common stock		Series F common stock
	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance, January 27, 2021 (inception)	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—
Issuance of Series A common stock, net of allocation for fair value of derivative warrant liabilities	—	—	109	1,090,000	—	—	—	—	—	—	10,195,021	—	10,195,130
Issuance of Series F common stock	—	—	—	—	—	—	—	—	1,150	11,500,000	24,137	—	25,287
Forfeiture of Series F common stock	—	—	—	—	—	—	—	—	(287)	(2,875,000)	—	—	(287)
Redemption value adjustment to common stock subject to possible redemption	—	—	—	—	—	—	—	—	—	—	(10,219,158)	(25,811,792)	(36,030,950)
Net earnings	—	—	—	—	—	—	—	—	—	—	—	7,488,319	7,488,319
Balance, December 31, 2021	$—	—	$109	1,090,000	$—	—	$—	—	$863	8,625,000	$—	$(18,323,473)	$(18,322,501)
Redemption value adjustment to common stock subject to possible redemption	—	—	—	—	—	—	—	—	—	—	—	(3,549,446)	(3,549,446)
Net earnings	—	—	—	—	—	—	—	—	—	—	—	11,892,175	11,892,175
Balance, December 31, 2022	$—	—	$109	1,090,000	$—	—	$—	—	$863	8,625,000	$—	$(9,980,744)	$(9,979,772)

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
As of December 31, 2022, the Company had not commenced any operations. All activity for the period from January 27, 2021 (inception) through December 31, 2022 related to the Company’s formation and its initial public offering, which is described below, and subsequent to the initial public offering, related to the Company’s search for potential target businesses. The Company will not generate any operating revenue until after the completion of its Partnering Transaction, at the earliest. The Company generates non-operating income in the form of interest income earned on investments held in the Company’s Trust Account (as defined below), and non-operating unrealized gains related to derivative instruments initially recorded at the initial public offering date (see Note 8).
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
Of the gross proceeds received from the IPO and Private Placement, $345,000,000 (or $10.00 per Unit and Private Placement Unit sold in the IPO and Private Placement) was deposited in a trust account (the “Trust Account”) located in the

United States (the “U.S.”) with Continental Stock Transfer & Trust Company acting as trustee.
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
The Company will provide the holders of Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Partnering Transaction either (a) in connection with a stockholder meeting called to approve the Partnering Transaction or (b) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Partnering Transaction or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (at $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (See Note 7). The Public Shares were classified as temporary equity in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity”.
The Company will proceed with a Partnering Transaction if the Company has net tangible assets of at least $5,000,001 upon consummation of a Partnering Transaction and only if a majority of the common shares, represented in person or by proxy and entitled to vote thereon, voted at a stockholder meeting are voted in favor of the Partnering Transaction. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to the amended and restated certificate of incorporation which the Company adopted upon the consummation of the IPO (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Partnering Transaction. If, however, stockholder approval of the Partnering Transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules of the SEC. Additionally, each Public Stockholder may elect to redeem its Public Shares irrespective of whether it votes for or against the proposed Partnering Transaction or does not vote at all. If the Company seeks stockholder approval in connection with a Partnering Transaction, the Sponsor and the Company’s executive officers and directors (the “Insiders”) agreed to vote their Founder Shares (as defined below in Note 4), the shares underlying the Private Placement Units, and any Public Shares purchased during or after the IPO in favor of a Partnering Transaction. Subsequent to the consummation of the IPO, the Company adopted an insider trading policy which requires Insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) clear all trades with the Company’s legal counsel prior to execution. In addition, the Sponsor and the Insiders agreed to waive their redemption rights with respect to their Founder Shares and the shares underlying the Private Placement Units in connection with the completion of a Partnering Transaction.
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
The Sponsor and the Insiders agreed not to propose an amendment to the Amended and Restated Certificate of Incorporation that would modify the substance or timing of the Company’s obligation to provide holders of the Public Shares with the right to have their shares redeemed in connection with a Partnering Transaction or to redeem 100% of the Public Shares if the Company does not complete its Partnering Transaction within 24 months from the closing of the IPO, or May 28, 2023, or 27 months, or August 28, 2023, following an agreement in principle event, which means the Company has executed a letter of intent, agreement in principle or definitive agreement for a Partnering Transaction within 24 months from the closing of the IPO but has not completed the Partnering Transaction within such 24-month period (such 24-month or 27-month period, the “Combination Period”) or with respect to any other provision relating to the rights of Public Stockholders, unless the Company provides the Public Stockholders with the opportunity to redeem their shares of Series A common stock in conjunction with any such amendment.

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
The Sponsor and the Insiders agreed to waive their liquidation rights with respect to the Founder Shares and the shares underlying the Private Placement Units held by them if the Company fails to complete a Partnering Transaction within the Combination Period. However, the Sponsor and the Insiders will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they acquire in or after the IPO if the Company fails to complete a Partnering Transaction within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Partnering Transaction within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per Public Share due to reductions in the value of the trust assets. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. There can be no guarantee that the Company will be successful in obtaining such waivers from its vendors, service providers and prospective target businesses.
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
Going Concern
As of December 31, 2022, less than twelve months remained in the Combination Period in which the Company had to complete a Partnering Transaction. The Company evaluated its ability to continue as a going concern in accordance with ASC Topic 205-30, “Liquidation Basis of Accounting.” The Company believes that it has sufficient cash on hand and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of its officers and directors, to meet its liquidity needs through the Combination Period. It is uncertain that the Company will be able to complete a Partnering Transaction by the end of the Combination Period, and if a Partnering Transaction is not completed by the end of the Combination Period, there will be a mandatory liquidation and subsequent dissolution of the Company (refer above for information on the liquidating distributions from the Trust Account to holders of the Public Shares upon dissolution). The Company has determined that the liquidity condition and mandatory liquidation, should a Partnering Transaction not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. As of December 31, 2022, no adjustments had been made to the carrying amounts of assets or liabilities that might be necessary should the Company be required to liquidate at the end of the Combination Period.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), under the rules and regulations of the SEC. The year ended December 31, 2021 represents the period beginning January 27, 2021, the inception date of the Company, and ending December 31, 2021.

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
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which regularly exceeds the Federal Deposit Insurance Corporation coverage limit of $250,000. No losses had been incurred as of December 31, 2022 or 2021.
Investments Held in Trust Account
The Company’s portfolio of investments held in the Trust Account is comprised of U.S. treasury securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. treasury securities, or a combination thereof. As of December 31, 2022, there was $348,832,704 held in the Trust Account, which was included in “Current investments held in trust account” on the Balance Sheet as the period in which the Company has to complete a Partnering Transaction was less than twelve months as of December 31, 2022. At December 31, 2021, there was $345,013,507 held in the Trust Account, which was included in “Investments held in trust account” on the Balance Sheet as the period in which the Company had to complete a Partnering Transaction was greater than twelve months as of December 31, 2021.
The investments are presented at fair value and gains and losses resulting from the change in fair value of these securities are included in “Income from investments held in trust” in the Statements of Operations. The estimated fair value of investments held in the Trust Account are determined by their net asset value (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit.
Fair Value Measurements
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented on the Balance Sheets, primarily due to their short-term nature, except for the derivative warrant liabilities which are discussed below. See Note 9 for disclosures related to fair value measurements.

In circumstances where the inputs used to measure fair value are categorized within different levels of the fair value hierarchy, the fair value is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.
Derivative Financial Instruments
The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants and forward purchase agreements, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC Topic 480 and ASC Topic 815, “Derivatives and Hedging”. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. The Company does not offset derivative assets and liabilities within the Balance Sheets.
The Public Warrants and Private Placement Warrants are recognized as derivative liabilities in accordance with ASC Topic 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until they are exercised. As of both December 31, 2022 and 2021, the fair value of the Public Warrants was valued using the market approach based on the quoted market price of the Public Warrants and the fair value of the Private Placement Warrants was estimated using the Black-Scholes Option Pricing Model. See Note 8 for disclosures related to derivative instruments.
Offering Costs Associated with the IPO
Offering costs consisted of legal, accounting and underwriting fees and other costs incurred through the IPO. Offering costs were allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. During the year ended December 31, 2021, offering costs allocated to the derivative warrant liabilities of $946,906 were expensed as incurred and included in “General and administrative expenses” in the Statement of Operations. Offering costs associated with the Series A common stock of $16,940,950 were recorded to temporary equity on the Balance Sheet at the time of the IPO.
Series A Common Stock Subject to Possible Redemption
Conditionally redeemable Series A common stock (including shares of Series A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Series A common stock is classified as stockholders’ equity. The Company’s Series A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of both December 31, 2022 and 2021, 34,500,000 shares of Series A common stock subject to possible redemption were presented at their redemption values of $348,549,446 and $345,000,000, respectively, as temporary equity, outside of stockholders’ equity on the Balance Sheets. The redemption value of the Series A common stock subject to possible redemption is measured as the amount in the Trust Account at the time of redemption ($10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes).
Immediately upon the closing of the initial public offering, the Company recognized the accretion from initial book value to redemption value of the shares of Series A common stock subject to possible redemption. Changes in the carrying value of the shares of Series A common stock subject to possible redemption are recorded to additional paid-in capital, to the extent available, and “Accumulated deficit” on the Balance Sheets.
The following table summarizes the changes to the Company’s Series A common stock subject to possible redemption.

	As of and for the Year Ended December 31,
	2022	2021
Beginning of year	$345,000,000	$—
Gross proceeds from IPO	—	345,000,000
Proceeds allocated to Public Warrants	—	(19,090,000)
Series A common stock issuance costs	—	(16,940,950)
Accretion of carrying value to redemption value	3,549,446	36,030,950
End of year	$348,549,446	$345,000,000

Net Earnings (Loss) per Share
Basic and diluted earnings (loss) per share of Series A common stock subject to possible redemption (the “redeemable common stock”) and Series A common stock and Series F common stock not subject to possible redemption (collectively, the “non-redeemable common stock”) is presented separately under the two-class method. Basic earnings (loss) per share is based on the average number of shares outstanding during the years presented for the redeemable common stock and non-redeemable common stock. Net earnings (loss) is allocated between the redeemable common stock and non-redeemable common stock based on the weighted-average shares outstanding during the years presented. The redeemable common stock is measured at its redemption value each year. As allowed for within ASC Topic 480, the Company has made an election to treat the portion of the redemption value remeasurement adjustment that exceeds fair value as an adjustment to income available to holders of shares of redeemable common stock and to income available to holders of shares of non-redeemable common stock for basic and diluted earnings (loss) per share. Diluted earnings (loss) per share is based on the average number of shares of redeemable common stock and non-redeemable common stock used for the basic earnings per share calculation, adjusted for the dilutive effect of warrants, if any, using the “treasury stock” method. In addition, net earnings (loss) for diluted earnings per share is adjusted for the after-tax impact of changes to the fair value of derivative warrant liabilities, to the extent it is dilutive. The Company has not considered the effect of the warrants sold in the IPO and the Private Placement to purchase an aggregate 11,863,333 shares of Series A common stock in the calculation of diluted earnings (loss) per share, since the exercise of the warrants into shares of Series A common stock is contingent upon the occurrence of future events. See Note 6 for the calculation of basic and diluted earnings (loss) per share of redeemable common stock and non-redeemable common stock.
Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes”, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.
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
The Sponsor and the Insiders agreed not to transfer, assign or sell any of their Founder Shares (or shares of common stock issuable upon conversion of the Founder Shares) until the earlier to occur of: (A) one year after the completion of the Partnering Transaction or earlier if, subsequent to the Partnering Transaction, the closing price of the shares of Series A common stock equals or exceeds $12.00 per share (as adjusted for share sub-divisions, capitalization of shares, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Partnering Transaction, and (B) the date following the completion of the Partnering Transaction on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of Series A common stock for cash, securities or other property.
Affiliated Units
The Sponsor purchased 4,000,000 of the 34,500,000 Units issued in the IPO at the offering price of $10.00 per Unit, generating proceeds of $40,000,000 (the “Affiliated Units”). Each Affiliated Unit consists of one Public Share and one-third of one Public Warrant. As part of the Affiliated Units, the Sponsor holds 1,333,333 of the 11,500,000 Public Warrants outstanding. Each whole Public Warrant will entitle the Sponsor to purchase one share of Series A common stock at an exercise price of $11.50 per share, subject to adjustment. The underwriters did not receive any underwriting discounts or commissions on the Affiliated Units. The shares of Series A common stock subject to possible redemption underlying the Affiliated Units are presented at redemption value as temporary equity, outside of stockholders’ equity on the Balance Sheets.
Private Placement
In conjunction with the IPO, the Company completed the Private Placement of 1,090,000 Private Placement Units at a price of $10.00 per Private Placement Unit with the Sponsor, generating proceeds of $10,900,000. Each Private Placement Unit consists of one share of Series A common stock and one-third of one Private Placement Warrant. As part of the Private Placement Units, the Sponsor holds 363,333 Private Placement Warrants. Each whole Private Placement Warrant is exercisable for one share of Series A common stock at a price of $11.50 per share. If the Company does not complete a Partnering Transaction within the Combination Period, the proceeds from the Private Placement will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants.
Forward Purchase
On May 28, 2021, the Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) with the Sponsor pursuant to which the Sponsor committed to purchase from the Company, at the Company’s election, up to 10,000,000 forward purchase units (the “Forward Purchase Units”), with each Forward Purchase Unit consisting of one share of Series B common stock, $0.0001 par value per share (the “Forward Purchase Shares”), and one-third of one warrant to purchase one share of Series A common stock (the “Forward Purchase Warrants”), for $10.00 per Forward Purchase Unit, in an aggregate amount of up to $100,000,000, in a private placement that would close concurrently with the closing of the Partnering Transaction. The proceeds from the sale of these Forward Purchase Units, together with the amounts available to the Company from the Trust Account (after giving effect to any redemptions of Public Shares) and any other equity or debt financing obtained by the Company in connection with the Partnering Transaction, would be used to satisfy the cash requirements of the Partnering Transaction, if the Company elected, including funding the purchase price, paying expenses and retaining specified amounts to be used by the post-Partnering Transaction company for working capital or other purposes. To the extent that the amounts available from the Trust Account and other financing are sufficient for such cash requirements, the Sponsor may purchase, at the Company’s election, less than 10,000,000 Forward Purchase Units. The terms of the Forward Purchase Warrants will generally be identical to the terms of the Public Warrants included in the Units issued in the IPO. There were no Forward Purchase Units outstanding as of December 31, 2022 or 2021.
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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Partnering Transaction, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Partnering Transaction, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside of the Trust Account. In the event that a Partnering Transaction does not close, the Company may use a portion of the proceeds held outside of the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account can be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Partnering Transaction, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into units of the post-Partnering Transaction entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Company had no borrowings under the Working Capital Loans as of December 31, 2022 or 2021.
Services Agreement
On May 28, 2021, the Company entered into an agreement in which, commencing on the date the Company’s securities were first listed on the NYSE through the earlier of consummation of the Partnering Transaction or its liquidation, the Company agreed to pay Post Holdings, Inc. (“Post”) $40,000 per month for office space and administrative and support services provided to members of the Company’s management team. During the years ended December 31, 2022 and 2021, the Company expensed $480,000 and $287,742, respectively, for services provided by Post which were included in “General and administrative expenses” in the Statements of Operations. There were no receivables or payables with Post or the Sponsor as of December 31, 2022 or 2021.
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

NOTE 5 — INCOME TAXES
Expense (benefit) for income taxes consisted of the following:

	Year Ended December 31,
	2022	2021
Current:
Federal	$943,524	$—
State	187,206	—
	1,130,730	—
Deferred:
Federal	(306,874)	(265,710)
State	(44,512)	(41,648)
	(351,386)	(307,358)
Valuation allowance	(307,358)	307,358
Income tax expense	$471,986	$—
The Company’s net deferred tax assets are summarized as follows:

	December 31,
	2022	2021
Start-up / organization costs	$658,744	$265,743
Net operating loss carryforwards	—	41,615
Total gross deferred tax assets	658,744	307,358
Valuation allowance	—	(307,358)
Deferred tax assets	$658,744	$—
In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of a deferred tax asset is dependent upon the generation of future taxable income during the years in which temporary differences representing net future deductible amounts become deductible. The Company considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. Based on management’s judgement as of December 31, 2022, it is more likely than not that the benefits of the Company’s deferred tax assets will be realized in the future and therefore no valuation allowance was established. Based on management’s judgement as of December 31, 2021, it was not more likely than not that the benefits of the Company’s deferred tax assets would be realized in the future and therefore a full valuation allowance was established. The change in valuation allowance during the year ended December 31, 2022 was $307,358 and related to net operating loss carryforwards and start-up and organization costs.
There were no unrecognized tax benefits as of December 31, 2022 or 2021. No amounts were accrued for the payment of interest and penalties as of December 31, 2022 or 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviations from its position. The Company is subject to income tax examinations by U.S. federal and state taxing authorities since inception.
A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2022	2021
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.8%	(0.6)%
Change in fair value of derivative warrant liabilities	(15.5)%	(27.2)%
Offering costs allocated to derivative warrant liabilities	—%	2.7%
Change in valuation allowance	(2.5)%	4.1%
Effective tax rate	3.8%	—%

NOTE 6 — EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net earnings per share of redeemable common stock and basic and diluted net earnings (loss) per share of non-redeemable common stock (see Note 2). Basic and diluted weighted-average shares of non-redeemable common stock outstanding for the year ended December 31, 2022 included 1,090,000 shares of Series A common stock and 8,625,000 shares of Series F common stock. Basic and diluted weighted-average shares of non-redeemable common stock outstanding for the year ended December 31, 2021 included 645,330 shares of Series A common stock and 9,399,038 shares of Series F common stock.

	Year Ended December 31,
	2022	2021
Redeemable common stock
Net earnings attributable to redeemable common stock	$9,279,205	$5,017,599
Redemption value adjustment in excess of fair value of redeemable common stock	(935,554)	6,900,000
Net earnings allocable to redeemable common stock	$8,343,651	$11,917,599

Basic and diluted weighted-average shares of redeemable common stock outstanding	34,500,000	20,398,352

Basic and diluted net earnings per share of redeemable common stock	$0.24	$0.58

Non-redeemable common stock
Net earnings attributable to non-redeemable common stock	$2,612,970	$2,470,720
Redemption value adjustment in excess of fair value of redeemable common stock	935,554	(6,900,000)
Net earnings (loss) allocable to non-redeemable common stock	$3,548,524	$(4,429,280)

Basic and diluted weighted-average shares of non-redeemable common stock outstanding	9,715,000	10,044,368

Basic and diluted net earnings (loss) per share of non-redeemable common stock	$0.37	$(0.44)
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
Underwriting Agreement
The underwriters were entitled to an underwriting discount of $0.20 per unit, or $6,100,000 in the aggregate, that was paid upon the closing of the IPO. In addition, $0.35 per unit, or $10,675,000 in the aggregate, will be payable to the underwriters as deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Partnering Transaction, subject to the terms of the underwriting agreement. As of December 31, 2022, the deferred underwriting commissions were included in “Current deferred underwriting commissions in connection with initial public offering” on the Balance Sheet as the period in which the Company had to complete a Partnering Transaction was less than twelve months as of December 31, 2022. At December 31, 2021, the deferred underwriting commissions were included in “Deferred underwriting commissions in connection with initial public offering” on the Balance Sheet as the period in which the Company had to complete a Partnering Transaction was greater than twelve months as of December 31, 2021.
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
NOTE 8 — DERIVATIVE WARRANT LIABILITIES
As of both December 31, 2022 and 2021, the Company had 11,500,000 Public Warrants and 363,333 Private Placement Warrants outstanding.
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
NOTE 9 — FAIR VALUE MEASUREMENTS
The following table represents the Company’s liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820.

	December 31, 2022				December 31, 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Public Warrants	$920,000	$920,000	$—	$—	$9,775,000	$9,775,000	$—	$—
Private Placement Warrants	$29,067	$—	$—	$29,067	$312,466	$—	$—	$312,466
As of both December 31, 2022 and 2021, the recorded values of cash and accounts payable approximated their fair values due to the short-term nature of the instruments. Investments held in trust are invested in a money market fund consisting entirely of U.S. treasury securities (see Note 2). The fund is valued at NAV per share, and as such, in accordance with ASC Topic 820, the investments have not been classified in the fair value hierarchy.
As of both December 31, 2022 and 2021, the Public Warrants were measured using their quoted market price (Level 1) and the Private Placement Warrants were measured at fair value using the Black-Scholes Option Pricing Model (Level 3). The Public Warrants were initially measured at fair value using a Monte Carlo simulation at their original issuance (Level 3) and subsequently measured using their quoted market price after the Public Warrants became actively traded on the NYSE during the third quarter of fiscal 2021. The Private Placement Warrants were measured at fair value using the Black-Scholes Option Pricing Model at both their original issuance and subsequent measurements.
Inherent in the Black-Scholes Option Pricing Model, utilized to measure the fair value of the Private Placement Warrants, are assumptions related to expected trading price volatility, expected life, risk-free interest rate and dividend yield. The Company estimated the volatility of its Private Placement Warrants based on implied volatility from the traded Public Warrant price. The primary significant unobservable input used in the fair value measurements was implied volatility and a significant change in implied volatility in isolation could result in a significant change to the fair value measurements. The risk-free interest rate is based on the U.S. treasury zero-coupon yield curve for a maturity similar to the expected remaining life of the Private Placement Warrants. The expected life of the Private Placement Warrants is assumed to be equivalent to their remaining contractual term. The Company anticipates the dividend rate will remain at zero.
Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants transferred from a Level 3 measurement to a Level 1 measurement during the year ended December 31, 2021 was $20,814,997. As of both December 31, 2022 and 2021, the Public Warrants were measured using Level 1 fair value measurement inputs. There were no transfers to/from Levels 1, 2 and 3 during the year ended December 31, 2022.
The following table provides quantitative information regarding Level 3 fair value measurement inputs for the Private Placement Warrants valuation.

	December 31,
	2022	2021
Exercise price	$11.50	$11.50
Stock price	$9.93	$9.81
Volatility	1.0%	15.0%
Term (years)	5.0	5.0
Risk-free rate	3.93%	1.39%
Dividend yield	—%	—%
The following table summarizes the Level 3 activity measured on a recurring basis for the Private Placement Warrants.

Level 3 derivative warrant liabilities at January 27, 2021 (inception)	$—
Issuance of derivative warrants	704,866
Change in fair value of derivative warrant liabilities	(392,400)
Level 3 derivative warrant liabilities at December 31, 2021	$312,466
Change in fair value of derivative warrant liabilities	(283,399)
Level 3 derivative warrant liabilities at December 31, 2022	$29,067
NOTE 10 — STOCKHOLDERS’ DEFICIT
Preferred Stock — The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. As of both December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.
Series A Common Stock — The Company is authorized to issue 500,000,000 shares of Series A common stock with a par value of $0.0001 per share. As of both December 31, 2022 and 2021, there were 1,090,000 shares of Series A common stock outstanding, excluding 34,500,000 shares of Series A common stock subject to possible redemption that were classified as temporary equity on the Balance Sheets.
Series B Common Stock — The Company is authorized to issue 80,000,000 shares of Series B common stock with a par value of $0.0001 per share. As of both December 31, 2022 and 2021, there were no shares of Series B common stock issued or outstanding.

Series C Common Stock — The Company is authorized to issue 40,000,000 shares of Series C common stock with a par value of $0.0001 per share. As of both December 31, 2022 and 2021, there were no shares of Series C common stock issued or outstanding.
Series F Common Stock — The Company is authorized to issue 40,000,000 shares of Series F common stock with a par value of $0.0001 per share. On January 27, 2021, the Company issued 11,500,000 shares of Series F common stock. On April 8, 2021, the Sponsor surrendered 2,875,000 shares of Series F common stock to the Company for no consideration, resulting in an aggregate of 8,625,000 shares of Series F common stock issued and outstanding as of both December 31, 2022 and 2021.
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
Management’s Report on Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
As of December 31, 2022, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on management’s assessment utilizing these criteria, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.
This report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.
Changes in Internal Controls over Financial Reporting

Based on management’s evaluation, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    OTHER INFORMATION
Not applicable.
Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
As of the date of this report, our directors and executive officers are as follows:

Name	Age	Title
Robert V. Vitale	57	President and Chief Investment Officer
Bradly A. Harper	49	Chief Financial Officer
Jeff A. Zadoks	57	Director
Jim Dwyer	64	Director
Jennifer Kuperman	50	Director
Dave Peacock	54	Director
David L. Taiclet	59	Director

Robert V. Vitale – President and Chief Investment Officer. Mr. Vitale has served as Post Holdings Partnering Corporation’s (“PHPC,” the “Company,” “us,” “our” or “we”) President and Chief Investment Officer since January 2021. Mr. Vitale has also served as president and chief executive officer and as a member of the board of directors of Post Holdings, Inc. (“Post”) since November 2014. Previously, Mr. Vitale served as Post’s chief financial officer from October 2011 until November 2014. Mr. Vitale served as president and chief executive officer of AHM Financial Group, LLC, a diversified provider of insurance brokerage and wealth management services, from 2006 until 2011 and previously was a partner of Westgate Equity Partners, LLC, a consumer-oriented private equity firm. Mr. Vitale has been the executive chairman of BellRing Brands, Inc. (“BellRing”), a publicly-traded former subsidiary of Post that manufactures products in the global convenient nutrition category, since September 2019 and is a member of the board of directors of 8th Avenue Food & Provisions, Inc. (“8th Avenue”), Post’s historical private brands business that Post separately capitalized with third parties. Mr. Vitale also serves on the board of directors of Energizer Holdings, Inc., a publicly-traded manufacturer and distributor of primary batteries, portable lights and auto care appearance, performance, refrigerant and fragrance products.
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
Jeff A. Zadoks – Director. Mr. Zadoks has served as the chairman of our board of directors since January 2021. Mr. Zadoks has also served as an executive vice president of Post since November 2017 and as the chief operating officer of Post since December 2022. Mr. Zadoks previously served as Post’s executive vice president and chief financial officer from November 2017 until December 2022, as Post’s senior vice president and chief financial officer from November 2014 until November 2017, as Post’s senior vice president and chief accounting officer from January 2014 until November 2014 and as Post’s corporate controller from October 2011 until November 2014. Prior to joining Post, Mr. Zadoks served as senior vice president and chief accounting officer at RehabCare Group, Inc., a provider of post-acute care in hospitals and skilled nursing facilities, from February 2010 to September 2011, and as vice president and corporate controller of RehabCare Group, Inc. from December 2003 until January 2010. We believe Mr. Zadoks’s significant leadership and extensive accounting experience qualifies him to serve on our board of directors.
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

Jennifer Kuperman – Director. Ms. Kuperman has served as a member of our board of directors since May 2021. Ms. Kuperman is currently the senior vice president of corporate affairs at Chime, a financial technology company. Previously, Ms. Kuperman was head of international corporate affairs at Alibaba Group Holding Limited, a multinational conglomerate holding company specializing in eCommerce, retail, internet and technology, from April 2016 until January 2021 and served as vice president, international corporate affairs at Alibaba Group Holding Limited from August 2014 to April 2016. Prior to joining Alibaba Group Holding Limited, Ms. Kuperman was senior vice president of corporate brand and reputation at Visa Inc., a global payments technology company, from April 2013 to August 2014 and chief of staff, office of the chairman and chief executive officer at Visa Inc. from August 2010 to April 2013. Ms. Kuperman also served as head of global corporate communications and citizenship at Visa Inc. from August 2008 to July 2010. Ms. Kuperman serves on the board of directors of Post and BellRing. Ms. Kuperman also serves on the board of directors of Kyriba, a global leader in cloud treasury and finance solutions, as well as CoachArt, a nonprofit organization that provides arts and recreational opportunities to youth with chronic and life-threatening illnesses. We believe Ms. Kuperman’s extensive leadership and international experience qualifies her to serve on our board of directors.
Dave Peacock – Director. Mr. Peacock has served as a member of our board of directors since May 2021. Mr. Peacock has also served as the chief executive officer and as a member of the board of directors of Advantage Solutions, a leading provider of outsourced sales and marketing solutions to consumer goods companies and retailers, since February 2023. Previously, Mr. Peacock served as the chief operating officer of Continental Grain Company, a global investor, owner and operator of companies across the food and agribusiness spectrum, from November 2021 until January 2023, and as a member of its board of directors and management committee from March 2021 until January 2023. Mr. Peacock also served as a member of the board of directors of Arlon Group, a food and agriculture investment firm affiliated with Continental Grain Company, from October 2021 until January 2023. Mr. Peacock served as president and chief operating officer of Schnucks Markets, a family-owned grocery retailer, from May 2017 until November 2021, and as a member of its board of directors from May 2013 until December 2022. Prior to joining Schnucks Markets’ management team, Mr. Peacock was on the board of advisors for, and was the founder and chairman of, Vitaligent, LLC, a multi-unit restaurant franchisee. Mr. Peacock served as senior advisor to Anheuser-Busch, a brewing company, from February 2012 until June 2012, president of Anheuser-Busch from November 2008 until January 2012, vice president of marketing at Anheuser-Busch from October 2007 until November 2008 and vice president of business operations, Anheuser-Busch Incorporated from December 2004 until September 2007. Mr. Peacock also serves as a member of the board of directors of Wayne-Sanderson Farms, a poultry producer, and Stifel Financial Corp., a private wealth and institutional bank. We believe Mr. Peacock’s extensive leadership and business experience qualifies him to serve on our board of directors.
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
Committees of the Board of Directors
Our board of directors has two standing committees: an audit committee and a corporate governance and compensation committee. Subject to phase-in rules and a limited exception, the rules of the New York Stock Exchange (the “NYSE”) and Rule 10A-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of the NYSE require that the corporate governance and compensation committee of a listed company be comprised solely of independent directors. Both our audit committee and our corporate governance and compensation committee are composed solely of independent directors.
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

Name of Individual	Entity Name	Entity’s Business	Affiliation
Robert V. Vitale	Post Holdings, Inc.	Consumer Packaged Goods	President/CEO/Director

	BellRing Brands, Inc.	Consumer Packaged Goods	Executive Chairman

	Energizer Holdings, Inc.	Batteries, Lights and Auto Care	Director

	8th Avenue Food & Provisions, Inc.	Consumer Packaged Goods	Director

Bradly A. Harper	Post Holdings, Inc.	Consumer Packaged Goods	Senior Vice President/Chief Accounting Officer/Principal Accounting Officer

Jeff A. Zadoks	Post Holdings, Inc.	Consumer Packaged Goods	Executive Vice President/Chief Operating Officer

Jim Dwyer	8th Avenue Food & Provisions, Inc.	Consumer Packaged Goods	Chairman

	Andersen Corporation	Windows and Doors	Director

	Teays River Investments	Dairy, Produce and Seed Product Investments	Director

Jennifer Kuperman	Chime	Financial Technology	Senior Vice President of Corporate Affairs

	Post Holdings, Inc.	Consumer Packaged Goods	Director

	BellRing Brands, Inc.	Consumer Packaged Goods	Director

	Kyriba	Cloud Treasury and Finance Solutions	Director

Dave Peacock	Advantage Solutions	Sales and Marketing Solutions	Chief Executive Officer/Director

	Stifel Financial Corp.	Full-Service Retail and Institutional Wealth Management	Director

	Wayne-Sanderson Farms	Poultry Producer	Director

David L. Taiclet	Lewis & Clark Partners	Investments and Venture Capital	General Partner and Managing Director of AgriFood Growth Fund

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

As a supplement to these provisions, the insurance policy and the indemnity agreements, Post also entered into supplemental indemnity agreements with our officers and directors to provide contractual indemnification for certain potential claims related to any failure by us to pay all or any portion of the new U.S. federal 1% excise tax on certain repurchases of stock that is required by the Inflation Reduction Act of 2022, which was signed into law on August 16, 2022.
We believe that these provisions, the insurance policy and the indemnity agreements (including the supplemental indemnity agreements) are necessary to attract and retain talented and experienced officers and directors.
Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended (the “Securities Act”), may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.
ITEM 11.    EXECUTIVE COMPENSATION
Our executive officers are all employees of Post and receive their compensation directly from Post. We have executed a services agreement with Post pursuant to which Post causes our management team and other Post personnel to provide us with the services we need to conduct our business in exchange for a flat monthly fee of $40,000. During fiscal year 2022, we expensed $480,000 for services provided by Post pursuant to such services agreement.
We agreed to pay fees in cash to each of our non-employee directors for service on our board of directors in the amounts of $50,000 on each of (i) the closing of our initial public offering, (ii) the one-year anniversary of the closing of our initial public offering and (iii) the earlier of (x) the two-year anniversary of the closing of our initial public offering and (y) the closing of our Partnering Transaction. Accordingly, during fiscal year 2022, we paid $50,000 to each of Mr. Dwyer, Ms. Kuperman, Mr. Peacock and Mr. Taiclet for their service on our board of directors.
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
Compensation Committee Interlocks and Insider Participation
During our fiscal year 2022, our corporate governance and compensation committee was composed of Ms. Kuperman, Mr. Peacock and Mr. Taiclet. There are no relationships involving the members of our corporate governance and compensation committee or our executive officers that are required to be disclosed under Item 407(e)(4) of Regulation S-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information regarding the beneficial ownership of our common stock (which includes shares of common stock that are part of the Units (as defined below) and the Private Placement Units) as of March 20, 2023 based on information obtained from the persons named below, by:
•each person known by us to be the beneficial owner of more than 5% of our shares of outstanding common stock (which includes shares of common stock that are part of the Units and the Private Placement Units);
•each of our executive officers and directors; and
•all of our executive officers and directors as a group.
In the table below, the percentage ownership is based on 35,590,000 shares of Series A common stock (which includes shares of Series A common stock that are part of the Units and the Private Placement Units) and 8,625,000 shares of Series F common stock outstanding as of March 20, 2023. As of March 20, 2023, there were no shares of Series B common stock or Series C common stock outstanding. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the Public Warrants (as defined below) or the Private Placement Warrants as such warrants are not exercisable within 60 days of the date of this report. An asterisk in a column listing the percentage of a series of common stock indicates that such entity or individual owns less than 1% of such outstanding series of common stock.

	Series A Common Stock		Series F Common Stock
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Series	Number of Shares Beneficially Owned	Approximate Percentage of Series
PHPC Sponsor, LLC(2)	5,090,000	14.3%	8,625,000	100%
T. Rowe Price Investment Management, Inc. 100 East Pratt Street Baltimore, MD 21202	2,965,837 (3)	8.3%	—	*
GAMCO Investors, Inc. et al One Corporate Center Rye, NY 10580	2,357,800 (4)	6.6%	—	*
Governors Lane LP c/o Governors Lane GP LLC 510 Madison Avenue, 11th Floor New York, NY 10022	2,129,543 (5)	6.0%	—	*
Robert V. Vitale (6)	—	*	—	*
Jeff A. Zadoks (7)	—	*	—	*
Bradly A. Harper (8)	—	*	—	*
Jim Dwyer	—	*	—	*
Jennifer Kuperman(9)	—	*	—	*
Dave Peacock	—	*	—	*
David L. Taiclet	—	*	—	*
All directors and executive officers as a group (7 individuals)(10)	—	*	—	*
(1)     Unless otherwise noted, the business address of each of the following entities or individuals is 2503 S. Hanley Road, St. Louis, Missouri 63144.
(2)    Post is the sole member of our Sponsor. Post may be deemed to beneficially own the shares held by our Sponsor by virtue of its direct ownership of our Sponsor.
(3)    As reported on Schedule 13F filed with the SEC on February 14, 2023 with a report date of December 31, 2022. The filing indicated that as of December 31, 2022, T. Rowe Price Investment Management, Inc. had sole investment power over all of these shares, and had sole voting power over 842,616 of these shares and no voting power over 2,123,221 of these shares.
(4)    As reported on Schedule 13Fs filed with the SEC on February 13, 2023 with report dates of December 31, 2022 for the affiliated entities Gabelli Funds LLC, Gabelli & Co Investment Advisers, Inc. and GAMCO Investors, Inc. et al. The filings indicate that as of December 31, 2022, (i) Gabelli Funds LLC had sole investment power and sole voting power over all of these shares held by it (1,692,400 shares), (ii) Gabelli & Co Investment Advisers, Inc. had sole investment power and sole voting power over all of these shares held by it (463,600 shares) and (iii) GAMCO Investors, Inc.

et al had sole investment power over all of these shares held by it (201,800 shares), and had sole voting power over 141,800 of these shares held by it and no voting power over 60,000 of these shares held by it.
(5)    As reported on Schedule 13F filed with the SEC on February 14, 2023 with a report date of December 31, 2022. The filing indicated that as of December 31, 2022, Governors Lane LP had sole investment power and sole voting power over all of these shares.
(6)    Mr. Vitale also beneficially owned 656,803 shares of common stock of Post (which includes 255,758 shares held in trusts for his benefit, 104,500 shares held in a family trust, 12,961 shares held in a trust for the benefit of his spouse and 26,388 shares held in trusts for the benefit of his children) and held 449,176 exercisable stock options (including options that vest within 60 days of March 20, 2023) to purchase shares of common stock of Post (which includes 57,079 exercisable stock options held in a trust for his benefit), which collectively represented 1.9% of the shares of common stock of Post outstanding as of March 20, 2023. Mr. Vitale has sole voting and investment power with respect to all of these shares, except with respect to 90,000 shares held by his spouse, with respect to which he has shared voting and investment power. In addition, Mr. Vitale had an indirect interest in 2,154 shares of common stock of Post held under Post’s Executive Savings Investment Plan.
(7)    Mr. Zadoks also beneficially owned 68,145 shares of common stock of Post (which are held in a trust for the benefit of his spouse) and held 28,969 exercisable stock options (including options that vest within 60 days of March 20, 2023) to purchase shares of common stock of Post, which collectively represented less than 1% of the shares of common stock of Post outstanding as of March 20, 2023. Mr. Zadoks has sole voting and investment power with respect to all of these shares.
(8)    Mr. Harper also beneficially owned 3,000 shares of common stock of Post (which includes 1,035 shares that are held in Post’s Savings Investment Plan), which represented less than 1% of the shares of common stock of Post outstanding as of March 20, 2023. Mr. Harper has sole voting and investment power with respect to all of these shares.
(9)     Ms. Kuperman also held 2,075 vested restricted stock units of Post that she elected to defer until her separation from service from the board of directors of Post, which represented less than 1% of the shares of common stock of Post outstanding as of March 20, 2023. Further, Ms. Kuperman had an indirect interest in 2,698 shares of common stock of Post held under Post’s Deferred Compensation Plan for Non-Management Directors.
(10)    Collectively, our directors and executive officers also beneficially held, as of March 20, 2023, 727,948 shares of common stock of Post, 478,145 exercisable stock options (including options that vest within 60 days of March 20, 2023) to purchase shares of common stock of Post and 2,075 restricted stock units of Post that vest within 60 days of March 20, 2023 (including vested restricted stock units of Post that were deferred until separation from service), which collectively represented 2.0% of the shares of common stock of Post outstanding as of March 20, 2023. None of such shares were pledged as security, and none of our directors or executive officers had a right to acquire beneficial ownership of any other shares of common stock of Post. Further, none of our directors or executive officers held any performance restricted stock units of Post that vest within 60 days of March 20, 2023. In addition, as of March 20, 2023, our directors and executive officers collectively had an indirect interest in 2,154 shares of common stock of Post held under Post’s Executive Savings Investment Plan and 2,698 shares of common stock of Post held under Post’s Deferred Compensation Plan for Non-Management Directors.
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
A portion of the proceeds from the Private Placement was added to the proceeds from the IPO held in our Trust Account. If we do not complete our initial Partnering Transaction within the Combination Period, the proceeds from the Private Placement will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There are no redemption rights, and there will not be any liquidating distributions from the Trust Account, with respect to the Private Placement Warrants.
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
In addition, in order to fund working capital deficiencies or finance transaction costs in connection with an intended Partnering Transaction, our Sponsor, Post or its subsidiaries may, but are not obligated to, loan us funds as may be required. If we complete our Partnering Transaction, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that our Partnering Transaction does not close, we may use a portion of the working capital held outside of the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account may be used to repay such loaned amounts. Such loans would either be repaid upon consummation of a Partnering Transaction, without interest, or, at the lender’s discretion, up to $2,500,000 of such loans may be convertible into units of the post-Partnering Transaction entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans, if any, from parties other than our Sponsor, Post or its subsidiaries as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. As of December 31, 2022, we had no borrowings under any such loans.
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
Audit Fees
Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements. The aggregate fees billed by Withum for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2022 and for the period from January 27, 2021 (inception) through December 31, 2021 totaled $103,104 and $151,410, respectively. Our audit was staffed primarily by full-time, permanent employees of Withum.
Audit-Related Fees
Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees” above. These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Withum any audit-related fees during the year ended December 31, 2022 or during the period from January 27, 2021 (inception) through December 31, 2021.
Tax Fees
Tax fees consist of fees billed for professional services rendered relating to tax compliance, tax planning and tax advice. We did not pay Withum any tax fees during the year ended December 31, 2022 or during the period from January 27, 2021 (inception) through December 31, 2021.
All Other Fees
All other fees consist of fees billed for all other products and services. We did not pay Withum any other fees during the year ended December 31, 2022 or during the period from January 27, 2021 (inception) through December 31, 2021.
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
•Report of Independent Registered Public Accounting Firm
•Statements of Operations for the Fiscal Years Ended December 31, 2022 and 2021(a)
•Balance Sheets at December 31, 2022 and 2021
•Statements of Cash Flows for the Fiscal Years Ended December 31, 2022 and 2021(a)
•Statements of Stockholders’ Deficit for the Fiscal Years Ended December 31, 2022 and 2021(a)
•Notes to Financial Statements
(a)     The fiscal year December 31, 2021 represents the period beginning January 27, 2021, the inception date of Post Holdings Partnering Corporation, and ending December 31, 2021.
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

†10.11	Form of Supplemental Indemnity Agreement, dated as of December 31, 2022, by and between Post Holdings, Inc. and each of the Company’s executive officers and directors

24.1	Power of Attorney (Included under signatures)

31.1	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 23, 2023

31.2	Certification of Bradly A. Harper pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 23, 2023

*32.1	Certification of Robert V. Vitale and Bradly A. Harper, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 23, 2023

101.INS	The instance document does not appear in the interactive data file because its XBRL (eXtensible Business Reporting Language) tags are embedded within the Inline XBRL document

101.SCH	iXBRL (Inline XBRL) Taxonomy Extension Schema Document

101.CAL	iXBRL (Inline XBRL) Taxonomy Extension Calculation Linkbase Document

101.DEF	iXBRL (Inline XBRL) Taxonomy Extension Definition Linkbase Document

101.LAB	iXBRL (Inline XBRL) Taxonomy Extension Label Linkbase Document

101.PRE	iXBRL (Inline XBRL) Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Form 10-K for the year ended December 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101
†    These exhibits constitute management contracts, compensatory plans and arrangements.
*    Furnished herewith.
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Post Holdings Partnering Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST HOLDINGS PARTNERING CORPORATION
Date:	March 23, 2023	By:	/s/ Bradly A. Harper
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

Signature	Title	Date

/s/ Robert V. Vitale	President and Chief Investment Officer (principal executive officer)	March 23, 2023
Robert V. Vitale

/s/ Bradly A. Harper	Chief Financial Officer (principal financial and accounting officer)	March 23, 2023
Bradly A. Harper

/s/ Jeff A. Zadoks	Chairman of the Board	March 23, 2023
Jeff A. Zadoks

/s/ Jim Dwyer	Director	March 23, 2023
Jim Dwyer

/s/ Jennifer Kuperman	Director	March 23, 2023
Jennifer Kuperman

/s/ Dave Peacock	Director	March 23, 2023
Dave Peacock

/s/ David L. Taiclet	Director	March 23, 2023
David L. Taiclet