Form 10-Q
period 2023-03-31
Post Holdings Partnering Corp
filed 2023-05-11
CIK 1843716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________
FORM 10-Q
__________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
Series A Common Stock, $0.0001 par value per share – 35,590,000 shares as of May 8, 2023
Series F Common Stock, $0.0001 par value per share – 8,625,000 shares as of May 8, 2023

POST HOLDINGS PARTNERING CORPORATION
QUARTERLY REPORT ON FORM 10-Q

i

PART I.    FINANCIAL INFORMATION.
ITEM 1.    CONDENSED FINANCIAL STATEMENTS (UNAUDITED).
POST HOLDINGS PARTNERING CORPORATION
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2023	2022
General and administrative expenses	$369,930	$488,941
Operating Loss	(369,930)	(488,941)
Other expense (income):
Loss (gain) on derivative warrant liabilities	830,434	(3,433,099)
Income from investments held in trust	(3,728,789)	(28,158)
Earnings before Income Taxes	2,528,425	2,972,316
Income tax expense	811,500	—
Net Earnings	$1,716,925	$2,972,316

Basic and Diluted Net (Loss) Earnings Per Share:
Redeemable Series A common stock	$(0.07)	$0.09
Non-redeemable Series A and Series F common stock	$0.43	$0.00

Basic and Diluted Weighted-Average Shares Outstanding:
Redeemable Series A common stock	34,500,000	34,500,000
Non-redeemable Series A and Series F common stock	9,715,000	9,715,000
See accompanying Notes to Condensed Financial Statements (Unaudited).

POST HOLDINGS PARTNERING CORPORATION
CONDENSED BALANCE SHEETS (Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current Assets
Cash	$591,198	$869,805
Prepaid expenses	131,154	174,974
Investments held in trust account	352,268,923	348,832,704
Total Current Assets	352,991,275	349,877,483
Deferred income taxes	736,027	658,744
Total Assets	$353,727,302	$350,536,227

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Franchise tax payable	$50,000	$52,528
Income tax payable	879,513	230,730
Accrued expenses	56,689	59,228
Deferred underwriting commissions in connection with initial public offering	10,675,000	10,675,000
Total Current Liabilities	11,661,202	11,017,486
Derivative warrant liabilities	1,779,501	949,067
Total Liabilities	13,440,703	11,966,553

Series A common stock, $0.0001 par value; 34,500,000 shares issued and outstanding subject to possible redemption at approximately $10.18 and $10.10 per share, respectively	351,339,410	348,549,446

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding in each period	—	—
Series A common stock, $0.0001 par value; 500,000,000 shares authorized; 1,090,000 shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption) in each period	109	109
Series B common stock, $0.0001 par value; 80,000,000 shares authorized; none issued and outstanding in each period	—	—
Series C common stock, $0.0001 par value; 40,000,000 shares authorized; none issued and outstanding in each period	—	—
Series F common stock, $0.0001 par value; 40,000,000 shares authorized; 8,625,000 shares issued and outstanding in each period	863	863
Accumulated deficit	(11,053,783)	(9,980,744)
Total Stockholders’ Deficit	(11,052,811)	(9,979,772)
Total Liabilities and Stockholders’ Deficit	$353,727,302	$350,536,227
See accompanying Notes to Condensed Financial Statements (Unaudited).

POST HOLDINGS PARTNERING CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities
Net earnings	$1,716,925	$2,972,316
Adjustments to reconcile net earnings to net cash used in operating activities:
Loss (gain) on derivative warrant liabilities	830,434	(3,433,099)
Income from investments held in trust	(3,728,789)	(28,158)
Deferred tax assets, net of allowance	(77,283)	—
Cash withdrawn from trust account to pay taxes	292,570	—
Changes in operating assets and liabilities:
Decrease in prepaid expenses	43,820	44,167
Decrease in accounts payable	—	(57,290)
Decrease in franchise tax payable	(2,528)	(135,753)
Increase in income tax payable	648,783	—
(Decrease) increase in accrued expenses	(2,539)	72,341
Net Cash Used in Operating Activities	(278,607)	(565,476)

Cash Flows from Financing Activities
Payment of offering costs	—	(85,000)
Net Cash Used in Financing Activities	—	(85,000)

Net Decrease in Cash	(278,607)	(650,476)
Cash, Beginning of Year	869,805	2,444,148
Cash, End of Period	$591,198	$1,793,672

Supplemental information:
Cash paid for income taxes	$240,000	$—
Cash paid for franchise taxes	$52,570	$—
 See accompanying Notes to Condensed Financial Statements (Unaudited).

POST HOLDINGS PARTNERING CORPORATION
CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Unaudited)

	As of and for the Three Months Ended March 31,
	2023	2022
Preferred Stock
Beginning and end of period	$—	$—
Common Stock
Series A common stock
Beginning and end of period	109	109
Series B common stock
Beginning and end of period	—	—
Series C common stock
Beginning and end of period	—	—
Series F common stock
Beginning and end of period	863	863
Accumulated Deficit
Beginning of period	(9,980,744)	(18,323,473)
Net earnings	1,716,925	2,972,316
Redemption value adjustment to common stock subject to possible redemption	(2,789,964)	—
End of period	(11,053,783)	(15,351,157)
Total Stockholders’ Deficit	$(11,052,811)	$(15,350,185)

Preferred Stock, shares
Beginning and end of period	—	—
Common Stock, shares
Series A common stock
Beginning and end of period	1,090,000	1,090,000
Series B common stock
Beginning and end of period	—	—
Series C common stock
Beginning and end of period	—	—
Series F common stock
Beginning and end of period	8,625,000	8,625,000
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
As of March 31, 2023, the Company had not commenced any operations. All activity for the period from January 27, 2021 (inception) through March 31, 2023 related to the Company’s formation and its initial public offering, which is described below, and subsequent to the initial public offering, related to the Company’s search for potential target businesses. The Company will not generate any operating revenue until after the completion of its Partnering Transaction, at the earliest. The Company generates non-operating income in the form of interest income earned on investments held in the Company’s Trust Account (as defined below) and non-operating unrealized losses (gains) related to derivative instruments initially recorded at the initial public offering date (see Note 7).
The registration statement for the Company’s initial public offering was declared effective on May 25, 2021. On May 28, 2021, the Company consummated its initial public offering of 30,000,000 units (the “Units”). Each Unit consists of one share of Series A common stock, $0.0001 par value per share (the “Series A common stock” and such shares, the “Public Shares”) and one-third of one redeemable warrant (the “Public Warrants”). Each whole Public Warrant entitles the holder to purchase one share of Series A common stock at an exercise price of $11.50 per share, subject to adjustment. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $300,000,000. The Units began trading on the New York Stock Exchange (the “NYSE”) under the ticker symbol “PSPC.U” on May 26, 2021. As of July 16, 2021, holders of the Units could elect to separately trade their shares of Series A common stock and Public Warrants, with the shares of Series A common stock and the Public Warrants listed on the NYSE under the ticker symbols “PSPC” and “PSPC WS”, respectively.
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
The Private Placement Warrants are identical to the Public Warrants included in the Units, except that such Private Placement Warrants (a) may be exercised for cash or on a cashless basis, (b) are not subject to being called for redemption (except in certain circumstances when the Public Warrants are called for redemption and a certain price per share of Series A common stock threshold is met) and (c) subject to certain limited exceptions, are subject to transfer restrictions until 30 days following the consummation of the Company’s Partnering Transaction. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by holders on the same basis as the Public Warrants. The issuance of the Private Placement Units, and the Private Placement Shares and the Private Placement Warrants underlying such Private Placement Units, was made pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).
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
The Company will provide the holders of Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Partnering Transaction either (a) in connection with a stockholder meeting called to approve the Partnering Transaction or (b) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Partnering Transaction or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account at $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (See Note 6). The Public Shares were classified as temporary equity in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity”.
The Company will proceed with a Partnering Transaction if the Company has net tangible assets of at least $5,000,001 upon consummation of a Partnering Transaction and only if a majority of the common shares, represented in person or by proxy and entitled to vote thereon, voted at a stockholder meeting are voted in favor of the Partnering Transaction. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to the amended and restated certificate of incorporation which the Company adopted upon the consummation of the IPO (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Partnering Transaction. If, however, stockholder approval of the Partnering Transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules of the SEC. Additionally, each Public Stockholder may elect to redeem its Public Shares irrespective of whether it votes for or against the proposed Partnering Transaction or does not vote at all. If the Company seeks stockholder approval in connection with a Partnering Transaction, the Sponsor and the Company’s executive officers and directors (the “Insiders”) agreed to vote their Founder Shares (as defined below in Note 4), the shares underlying the Private Placement Units, and any Public Shares purchased during or after the IPO in favor of a Partnering Transaction. Subsequent to the consummation of the IPO, the Company adopted an insider trading policy which requires Insiders to: (a) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (b) clear all trades with the Company’s legal counsel prior to execution. In addition, the Sponsor and the Insiders agreed to waive their redemption rights with respect to their Founder Shares and the shares underlying the Private Placement Units in connection with the completion of a Partnering Transaction.
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
The Sponsor and the Insiders agreed to waive their liquidation rights with respect to the Founder Shares and the shares underlying the Private Placement Units held by them if the Company fails to complete a Partnering Transaction within the Combination Period. However, the Sponsor and the Insiders will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they acquire in or after the IPO if the Company fails to complete a Partnering Transaction within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Partnering Transaction within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (a) $10.00 per Public Share and (b) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per Public Share due to reductions in the value of the trust assets. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. There can be no guarantee that the Company will be successful in obtaining such waivers from its vendors, service providers and prospective target businesses.
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
Going Concern
The Company evaluated its ability to continue as a going concern in accordance with ASC Topic 205-30, “Liquidation Basis of Accounting.” On May 11, 2023, the Company announced its intention to redeem all of its Public Shares that are outstanding, with such redemption expected to be effective as of May 30, 2023, pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation, because the Company will not consummate a Partnering Transaction by the end of the Combination Period. The Company believes that it has sufficient cash on hand and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of its Insiders, to meet its liquidity needs until the date of dissolution. However, the Company has determined that the announced intended dissolution raises substantial doubt about the Company’s ability to continue as a going concern. As of March 31, 2023, no adjustments had been made to the carrying amounts of the Company’s assets or liabilities. Refer to Note 10 for further information regarding the Company’s intended liquidation and dissolution.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), under the rules and regulations of the SEC, and on a basis substantially consistent with the audited financial statements of the Company as of and for the fiscal year ended December 31, 2022. These unaudited condensed financial statements should be read in conjunction with such audited financial statements, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 23, 2023.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which regularly exceeds the Federal Deposit Insurance Corporation coverage limit of $250,000. No losses had been incurred as of March 31, 2023 or December 31, 2022.
Investments Held in Trust Account
The Company’s portfolio of investments held in the Trust Account is comprised of U.S. treasury securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. treasury securities, or a combination thereof. As of March 31, 2023 and December 31, 2022, there was $352,268,923 and $348,832,704, respectively, held in the Trust Account, which were included in current assets as “Investments held in trust account” on the Condensed Balance Sheets as the period in which the Company had to complete a Partnering Transaction was less than twelve months as of both March 31, 2023 and December 31, 2022.
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
Fair Value Measurements
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement”, approximates the carrying amounts represented on the Condensed Balance Sheets, primarily due to their short-term nature, except for the derivative warrant liabilities which are discussed below. See Note 8 for disclosures related to fair value measurements.
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
The Public Warrants and Private Placement Warrants are recognized as derivative liabilities in accordance with ASC Topic 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until they are exercised. As of both March 31, 2023 and December 31, 2022, the fair value of the Public Warrants was valued using the market approach based on the quoted market price of the Public Warrants and the fair value of the Private Placement Warrants was estimated using the Black-Scholes Option Pricing Model. See Note 7 for disclosures related to derivative instruments.
Series A Common Stock Subject to Possible Redemption
Conditionally redeemable Series A common stock (including shares of Series A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Series A common stock is classified as stockholders’ equity. The Company’s Series A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of both March 31, 2023 and December 31, 2022, 34,500,000 shares of Series A common stock subject to possible redemption were presented at their redemption values of $351,339,410 and $348,549,446, respectively, as temporary equity, outside of stockholders’ equity on the Condensed Balance Sheets. The redemption value of the Series A common stock subject to possible redemption is measured as the amount in the Trust Account at the time of redemption at $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses).
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
Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes”, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2023 and December 31, 2022, deferred tax assets were $736,027 and $658,744, respectively. There were no valuation allowances for deferred tax assets as of March 31, 2023 or December 31, 2022.
In accordance with ASC Topic 740, the Company records income taxes for interim periods using the estimated annual effective income tax rate for the full fiscal year adjusted for the impact of discrete items occurring during the interim periods. The effective income tax rate was 32.1% and 0.0% for the three months ended March 31, 2023 and 2022, respectively. In the three months ended March 31, 2023, the effective income tax rate differed from the statutory rate primarily due to changes in fair value of the derivative warrant liabilities that were treated as non-deductible. In the three months ended March 31, 2022, the effective income tax rate differed from the statutory rate due to a full valuation allowance being recorded.
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2023 or December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2023 or December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is, and has been, subject to income tax examinations by U.S. federal and state taxing authorities since inception.
NOTE 3 — RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS
The Company has considered all new accounting pronouncements and has concluded there are no new pronouncements that had or will have a material impact on the Company’s results of operations, financial condition, cash flows, stockholders’ equity or disclosures based on current information.
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
Forward Purchase
On May 28, 2021, the Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) with the Sponsor pursuant to which the Sponsor committed to purchase from the Company, at the Company’s election, up to 10,000,000 forward purchase units (the “Forward Purchase Units”), with each Forward Purchase Unit consisting of one share of Series B common stock, $0.0001 par value per share (the “Forward Purchase Shares”), and one-third of one warrant to purchase one share of Series A common stock (the “Forward Purchase Warrants”), for $10.00 per Forward Purchase Unit, in an aggregate amount of up to $100,000,000, in a private placement that would close concurrently with the closing of the Partnering Transaction. The proceeds from the sale of these Forward Purchase Units, together with the amounts available to the Company from the Trust Account (after giving effect to any redemptions of Public Shares) and any other equity or debt financing obtained by the Company in connection with the Partnering Transaction, would be used to satisfy the cash requirements of the Partnering Transaction, if the Company elected, including funding the purchase price, paying expenses and retaining specified amounts to be used by the post-Partnering Transaction company for working capital or other purposes. To the extent that the amounts available from the Trust Account and other financing are sufficient for such cash requirements, the Sponsor may purchase, at the Company’s election, less than 10,000,000 Forward Purchase Units. The terms of the Forward Purchase Warrants will generally be identical to the terms of the Public Warrants included in the Units issued in the IPO. There were no Forward Purchase Units outstanding as of March 31, 2023 or December 31, 2022.
Related Party Loans
In order to fund working capital deficiencies or finance transaction costs in connection with a Partnering Transaction, the Sponsor or an affiliate of the Sponsor, or certain Insiders, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Partnering Transaction, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside of the Trust Account. In the event that a Partnering Transaction does not close, the Company may use a portion of the proceeds held outside of the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account can be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Partnering Transaction, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into units of the post-Partnering Transaction entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Company had no borrowings under the Working Capital Loans as of March 31, 2023 or December 31, 2022.
Services Agreement
On May 28, 2021, the Company entered into an agreement in which commencing on the date the Company’s securities were first listed on the NYSE through the earlier of consummation of the Partnering Transaction or its liquidation, the Company agreed to pay Post Holdings, Inc. (“Post”) $40,000 per month for office space and administrative and support services provided to members of the Company’s management team. During both the three months ended March 31, 2023 and 2022, the Company expensed $120,000 for services provided by Post. These expenses were included in “General and administrative expenses” in the Condensed Statements of Operations. There were no receivables or payables with Post or the Sponsor as of March 31, 2023 or December 31, 2022.
In addition, the Sponsor, the Insiders, or any of their respective affiliates (including Post) will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Partnering Transactions. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, the Insiders, or any of their respective affiliates. Any such payments prior to a Partnering Transaction will be made from funds held outside of the Trust Account.

NOTE 5 — EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net (loss) earnings per share of redeemable common stock and basic and diluted net earnings (loss) per share of non-redeemable common stock (see Note 2). Basic and diluted weighted-average shares of non-redeemable common stock outstanding for both the three months ended March 31, 2023 and 2022 included 1,090,000 shares of Series A common stock and 8,625,000 shares of Series F common stock.

	Three Months Ended March 31,
	2023	2022
Redeemable common stock
Net earnings attributable to redeemable common stock	$1,339,679	$2,319,233
Redemption value adjustment in excess of fair value of redeemable common stock	(3,765,037)	690,000
Net (loss) earnings allocable to redeemable common stock	$(2,425,358)	$3,009,233

Basic and diluted weighted-average shares of redeemable common stock outstanding	34,500,000	34,500,000

Basic and diluted net (loss) earnings per share of redeemable common stock	$(0.07)	$0.09

Non-redeemable common stock
Net earnings attributable to non-redeemable common stock	$377,246	$653,083
Redemption value adjustment in excess of fair value of redeemable common stock	3,765,037	(690,000)
Net earnings (loss) allocable to non-redeemable common stock	$4,142,283	$(36,917)

Basic and diluted weighted-average shares of non-redeemable common stock outstanding	9,715,000	9,715,000

Basic and diluted net earnings (loss) per share of non-redeemable common stock	$0.43	$0.00
NOTE 6 — COMMITMENTS AND CONTINGENCIES
Stockholder Registration Rights
The holders of the Founder Shares, Private Placement Shares, Private Placement Warrants and shares and warrants that may be issued in connection with the Forward Purchase Agreement or upon conversion of Working Capital Loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants, Forward Purchase Warrants or warrants issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares and the Forward Purchase Shares) are entitled to registration rights with respect to Private Placement Shares, Private Placement Warrants and shares and warrants that may be issued in connection with the Forward Purchase Agreement or upon conversion of Working Capital Loans, warrants purchased by them in the open market and shares of Series A common stock purchased by them in the open market, including in the IPO, or issuable upon (a) conversion of the Founder Shares, (b) exercise of the Private Placement Warrants, (c) conversion of the Forward Purchase Shares and shares of Series B common stock purchased in connection with the Company’s Partnering Transaction (if any), (d) exercise of the Forward Purchase Warrants and (e) exercise of warrants issued upon conversion of Working Capital Loans (if any) pursuant to the Forward Purchase Agreement and an investor rights agreement signed on May 28, 2021 requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands in any 12-month period under each agreement, excluding short form registration demands, that the Company register such securities. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its Partnering Transaction and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
The underwriters were entitled to an underwriting discount of $0.20 per unit, or $6,100,000 in the aggregate, that was paid upon the closing of the IPO. In addition, $0.35 per unit, or $10,675,000 in the aggregate, will be payable to the underwriters as deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Partnering Transaction, subject to the terms of the underwriting agreement. As of both March 31, 2023 and December 31, 2022, the deferred underwriting commissions were included in “Deferred underwriting commissions in connection with initial public offering” on the Condensed Balance Sheets as the period in which the Company had to complete a Partnering Transaction was less than twelve months as of both March 31, 2023 and December 31, 2022.
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
NOTE 7 — DERIVATIVE WARRANT LIABILITIES
As of both March 31, 2023 and December 31, 2022, the Company had 11,500,000 Public Warrants and 363,333 Private Placement Warrants outstanding.
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

	March 31, 2023				December 31, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Public Warrants	$1,725,001	$1,725,001	$—	$—	$920,000	$920,000	$—	$—
Private Placement Warrants	$54,500	$—	$—	$54,500	$29,067	$—	$—	$29,067
As of both March 31, 2023 and December 31, 2022, the recorded values of cash and accounts payable approximated their fair values due to the short-term nature of the instruments. Investments held in trust are invested in a money market fund consisting entirely of U.S. treasury securities (see Note 2). The fund is valued at NAV per share, and as such, in accordance with ASC Topic 820, the investments have not been classified in the fair value hierarchy.
As of both March 31, 2023 and December 31, 2022, the Public Warrants were measured using their quoted market price (Level 1) and the Private Placement Warrants were measured at fair value using the Black-Scholes Option Pricing Model (Level 3).

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
The following table provides quantitative information regarding Level 3 fair value measurement inputs for the Private Placement Warrants valuation.

	March 31, 2023	December 31, 2022
Exercise price	$11.50	$11.50
Stock price	$10.12	$9.93
Volatility	4.8%	1.0%
Term (years)	5.0	5.0
Risk-free rate	3.56%	3.93%
Dividend yield	—%	—%
The following table summarizes the Level 3 activity measured on a recurring basis for the Private Placement Warrants.

Level 3 derivative warrant liabilities at December 31, 2022	$29,067
Change in fair value of derivative warrant liabilities	25,433
Level 3 derivative warrant liabilities at March 31, 2023	$54,500
As of both March 31, 2023 and December 31, 2022, the Public Warrants were measured using Level 1 fair value measurement inputs. There were no transfers to/from Levels 1, 2 and 3 during the three months ended March 31, 2023 or 2022.
NOTE 9 — STOCKHOLDERS’ DEFICIT
Preferred Stock — The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. As of both March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.
Series A Common Stock — The Company is authorized to issue 500,000,000 shares of Series A common stock with a par value of $0.0001 per share. As of both March 31, 2023 and December 31, 2022, there were 1,090,000 shares of Series A common stock outstanding, excluding 34,500,000 shares of Series A common stock subject to possible redemption that were classified as temporary equity on the Condensed Balance Sheets.
Series B Common Stock — The Company is authorized to issue 80,000,000 shares of Series B common stock with a par value of $0.0001 per share. As of both March 31, 2023 and December 31, 2022, there were no shares of Series B common stock issued or outstanding.
Series C Common Stock — The Company is authorized to issue 40,000,000 shares of Series C common stock with a par value of $0.0001 per share. As of both March 31, 2023 and December 31, 2022, there were no shares of Series C common stock issued or outstanding.
Series F Common Stock — The Company is authorized to issue 40,000,000 shares of Series F common stock with a par value of $0.0001 per share. As of both March 31, 2023 and December 31, 2022, there were 8,625,000 shares of Series F common stock issued and outstanding.
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
NOTE 10 — SUBSEQUENT EVENT
On May 11, 2023, the Company issued a press release announcing that it will redeem all of its Public Shares that are outstanding, with such redemption expected to be effective as of May 30, 2023, because the Company will not complete a Partnering Transaction by the end of the Combination Period.
Due to the Company’s inability to consummate a Partnering Transaction within the Combination Period, the Company intends to liquidate and dissolve in accordance with the terms of the Company’s Amended and Restated Certificate of Incorporation and will redeem all of its Public Shares that are outstanding. The Company will (a) cease all operations except for the purposes of winding up, (b) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares at a per-share price to be announced at a later date, payable in cash, which redemption will completely extinguish the Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any) and (c) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, liquidate and dissolve, subject in the case of clauses (b) and (c) to the Company’s obligation under Delaware law to provide for claims of creditors and the requirements of other applicable law. In addition, as the Company will not consummate a Partnering Transaction within the Combination Period, there will be no redemption rights or liquidating distributions with respect to the Public Warrants, which will expire worthless.

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
On May 28, 2021, we consummated the initial public offering of 30,000,000 units (the “Units”). Each Unit consists of one share of Series A common stock, $0.0001 par value per share (the “Series A common stock” and such shares, the “Public Shares”) and one-third of one redeemable warrant (the “Public Warrants”). Each whole Public Warrant will entitle the holder to purchase one share of Series A common stock at an exercise price of $11.50 per share, subject to adjustment. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $300,000,000. The Units began trading on the New York Stock Exchange (the “NYSE”) under the ticker symbol “PSPC.U” on May 26, 2021. As of July 16, 2021, holders of the Units could elect to separately trade their shares of Series A common stock and Public Warrants, with the shares of Series A common stock and the Public Warrants listed on the NYSE under the ticker symbols “PSPC” and “PSPC WS”, respectively.
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
On May 11, 2023, we issued a press release announcing that we will redeem all of our Public Shares that are outstanding, with such redemption expected to be effective as of May 30, 2023, because we will not complete a Partnering Transaction by the end of the Combination Period.

Due to our inability to consummate a Partnering Transaction within the Combination Period, we intend to liquidate and dissolve in accordance with the terms of our amended and restated certificate of incorporation which we adopted upon the consummation of the IPO (the “Amended and Restated Certificate of Incorporation”) and we will redeem all of our Public Shares that are outstanding. We will (a) cease all operations except for the purposes of winding up, (b) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares at a per-share price that will be announced at a later date, payable in cash, which redemption will completely extinguish the Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any) and (c) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in the case of clauses (b) and (c) to our obligation under Delaware law to provide for claims of creditors and the requirements of other applicable law. In addition, as we will not consummate a Partnering Transaction within the Combination Period, there will be no redemption rights or liquidating distributions with respect to the Public Warrants, which will expire worthless.
RESULTS OF OPERATIONS
As of March 31, 2023, we had not commenced any operations. All activity for the period from January 27, 2021 (inception) through March 31, 2023 relates to our formation and IPO, and from the IPO date relates to our search for potential target businesses. We incur general and administrative expenses through operating as a blank check company. We generate other income in the form of interest income earned on our investments held in trust and non-operating unrealized losses (gains) related to derivative instruments initially recorded at the IPO date.
We had net earnings of $1,716,925 and $2,972,316 for the three months ended March 31, 2023 and 2022, respectively. Income from investments held in trust increased to $3,728,789 in the three months ended March 31, 2023 from $28,158 in the prior year period, driven by rising interest rates in the current year period. General and administrative expenses, which include professional fees, franchise taxes and fees related to the services agreement with Post Holdings, Inc. (“Post”), decreased to $369,930 in the three months ended March 31, 2023 from $488,941 in the prior year period, primarily due to lower professional fees. Loss on derivative warrant liabilities was $830,434 in the three months ended March 31, 2023 compared to a $3,433,099 gain in the prior year period due to an increase in the fair value of the underlying warrants. Additionally, we incurred an income tax expense of $811,500 in the three months ended March 31, 2023 primarily due to increased interest income during the current year period.
LIQUIDITY AND CAPITAL RESOURCES
Our liquidity needs are satisfied through the proceeds from the IPO and Private Placement not held in the Trust Account. As of March 31, 2023, we had $591,198 in our operating bank account. In addition, in order to finance transaction costs in connection with a Partnering Transaction, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors, may, but are not obligated to, provide us with working capital loans. As of March 31, 2023, there were no amounts outstanding under any working capital loans.
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
We evaluated our ability to continue as a going concern in accordance with Accounting Standards Codification (“ASC”) Topic 205-30, “Liquidation Basis of Accounting.” On May 11, 2023, we announced our intention to redeem all of our Public Shares that are outstanding, with such redemption expected to be effective as of May 30, 2023, pursuant to the terms of our Amended and Restated Certificate of Incorporation, because we will not consummate a Partnering Transaction by the end of the Combination Period. We believe that we have sufficient cash on hand and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors, to meet our liquidity needs until the date of our dissolution. However, we have determined that the announced intended dissolution raises substantial doubt about our ability to continue as a going concern. As of March 31, 2023, no adjustments had been made to the carrying amounts of our assets or liabilities. See Notes 1 and 10 within “Notes to Condensed Financial Statements” for further information regarding the intended liquidation and dissolution.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our critical accounting policies and estimates are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2023. There have been no significant changes to our critical accounting policies and estimates since December 31, 2022.
RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS
See Note 3 within “Notes to Condensed Financial Statements” for a discussion regarding recently issued and adopted accounting standards.
CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS
Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, are made throughout this Quarterly Report on Form 10-Q (this “Quarterly Report”). These forward-looking statements are sometimes identified from the use of forward-looking words such as “believe,” “should,” “could,” “potential,” “continue,” “expect,” “project,” “estimate,” “predict,” “anticipate,” “aim,” “intend,” “plan,” “forecast,” “target,” “is likely,” “will,” “can,” “may” or “would” or the negative of these terms or similar expressions elsewhere in this Quarterly Report. Our financial condition, results of operations and cash flows may differ materially from the forward-looking statements in this Quarterly Report. Such statements are based on management’s current views and assumptions and involve risks and uncertainties that could affect expected results. Those risks and uncertainties include, but are not limited to, the following:
•the timing of the redemption of our outstanding Public Shares;
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
•our ability to consummate a Partnering Transaction due to the uncertainty resulting from any national or international disputes, political instability, terrorism, war or armed hostilities (such as the ongoing conflict in Ukraine), geopolitical tensions (such as between the U.S. and China), natural disasters or a significant outbreak of an infectious disease (such as the COVID-19 pandemic);
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
•our financial performance; and
•other risks and uncertainties included under “Risk Factors” within Item 1A of Part II of this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 23, 2023.

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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
As of both March 31, 2023 and December 31, 2022, we were not subject to any market or interest rate risk. The net proceeds of the IPO and Private Placement held in the Trust Account are invested in U.S. treasury securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. treasury securities, or a combination thereof. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
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
Changes in Internal Control over Financial Reporting
There were no significant changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION.
ITEM 1A.    RISK FACTORS.
In addition to the information set forth elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”), you should carefully consider the risk factors we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the United States Securities and Exchange Commission on March 23, 2023 (the “Annual Report”). As of the date of this Quarterly Report, there have been no material changes to the risk factors previously disclosed in the Annual Report. These risks could materially and adversely affect our business, financial condition, results of operations and cash flows. The enumerated risks are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations and cash flows.

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

31.1	Certification of Robert V. Vitale pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 11, 2023

31.2	Certification of Bradly A. Harper pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 11, 2023

32.1	Certification of Robert V. Vitale and Bradly A. Harper, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 11, 2023

101
Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2023 filed in iXBRL (Inline eXtensible Business Reporting Language)). The financial information contained in the iXBRL-related documents is “unaudited” and “unreviewed.”

104	The cover page from the Company’s Form 10-Q for the quarterly period ended March 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Post Holdings Partnering Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POST HOLDINGS PARTNERING CORPORATION
Date:	May 11, 2023	By:	/s/ Bradly A. Harper
Bradly A. Harper
Chief Financial Officer